Form 10-Q
period 1996-06-30
SUNQUEST INFORMATION SYSTEMS INC
filed 1996-08-13
CIK 1011340

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM              TO
                                                    ------------    ------------
Commission file number:  0-28212

                       SUNQUEST INFORMATION SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

PENNSYLVANIA                                        86-0378223
(State or Other Jurisdiction of                     (I.R.S. Employer
Incorporation or Organization)                      Identification Number)

                          4801 East Broadway Boulevard
                             Tucson, Arizona 85711
               (Address of principal executive office) (Zip Code)

                                 (520) 570-2000
              (Registrant's telephone number, including area code)

                                 Not Applicable
  (Former name, former address, and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  [   ] Yes   [ X ]  No


On August 9, 1996, there were 15,354,000 shares of Common Stock outstanding.

                       Sunquest Information Systems, Inc.
                                   Form 10-Q
                  For the Quarterly Period Ended June 30, 1996

                               Table of Contents


                                                             Page
                                                             ----
Part I.       Financial Information

 Item 1.     Interim Financial Statements

              (a.)  Condensed consolidated balance sheets       3
              as of June 30, 1996 (unaudited) and December
              31, 1995

              (b.)  Condensed consolidated statements of        4
              income for the three and six months ended
              June 30, 1996 and June 30, 1995 (unaudited)

              (c.)  Condensed consolidated statements of        5
              cash flows for the six months ended June 30,
              1996 and June 30, 1995 (unaudited)

              (d.)  Notes to condensed consolidated             6
              financial statements

 Item 2.     Management's Discussion and Analysis of            8
              Financial Condition and Results of Operations

Part II.      Other Information

 Item 1.     Legal Proceedings                                 12

 Item 2.     Changes in Securities                             12

 Item 3.     Defaults Upon Senior Securities                   12

 Item 4.     Submission of Matters to a Vote of Security       12
             Holders

 Item 5.     Other Information                                 12

 Item 6.     Exhibits and Reports on Form 8-K                  12

             (a.)  Exhibits                                    12
              11B.   Computation of pro forma net income
                      per share
              11B.1  Computation of supplemental pro forma
                      net income per share

             (b.)  Reports on Form 8-K                         12


Part I.
Item 1. Interim Financial Statements

                       Sunquest Information Systems, Inc.
                     Condensed Consolidated Balance Sheets
                                 (In thousands)


                                          June 30,  December 31,
                                            1996        1995
                                        ----------  ------------
                                        (unaudited)
ASSETS

Cash and cash equivalents                  $40,383       $   352
Trade receivables, net                      19,458        17,054
Loans receivable and accrued interest            5           537
 from related party
Other current assets                         3,358         2,797
Deferred tax asset                           1,081            --
                                        ----------  ------------
  Total current assets                      64,285        20,740

Property and equipment, net                  6,931         7,077
Capital leases from related party, net       5,284         5,680
Software development costs, net              7,197         6,777
Loans receivable from related party             --         3,116
Other assets                                   466           484
                                        ----------  ------------
  Total assets                             $84,163       $43,874
                                        ==========  ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts  payable                          $ 1,956       $ 1,987
Line of credit                                  --         1,900
Current portion of long-term debt               --           200
Accrued compensation and related taxes       3,209         2,846
Accrued expenses                             1,482         1,194
Obligations under capital leases from
 related party                                 560           511
Deferred revenue                             9,298         7,759
Related party payable                        3,900           380
                                        ----------  ------------
  Total current liabilities                 20,405        16,777

Obligations under capital leases from
 related party                               6,104         6,396
Deferred income taxes                        2,188            --

Shareholders' equity                        55,466        20,701
                                        ----------  ------------
  Total liabilities and shareholders'
   equity                                  $84,163       $43,874
                                        ==========  ============

See accompanying notes.

                       Sunquest Information Systems, Inc.
                  Condensed Consolidated Statements of Income
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                           Three Months               Six Months
                                                               Ended                    Ended
                                                              June 30,                 June 30,
                                                          -----------------        -----------------
                                                            1996     1995           1996      1995
                                                          -------   -------        -------   -------
Revenues:
  System sales                                            $11,421   $ 7,633        $19,978   $14,594
  Support and service                                       8,501     7,523         16,661    14,126
                                                          -------   -------        -------   -------
Total revenues                                             19,922    15,156         36,639    28,720
Operating expenses:
  Cost of system sales                                      4,878     2,837          8,530     6,531
  Client services                                           4,321     4,542          8,990     9,006
  Research and development                                  2,355     2,288          4,742     4,440
  Sales and marketing                                       2,744     2,174          5,144     4,218
  General and administrative                                2,121     1,778          4,053     3,633
                                                          -------   -------        -------   -------
Total operating expenses                                   16,419    13,619         31,459    27,828
                                                          -------   -------        -------   -------

Operating income                                            3,503     1,537          5,180       892
Other income (expense):
  Interest income                                             260       100            350       226
  Interest expense                                           (352)     (359)          (739)     (724)
  Other                                                        96       (39)           282       (30)
                                                          -------   -------        -------   -------

Income before income taxes                                  3,507     1,239          5,073       364
  Income tax provision:
    Current year operations                                   446        24            477         7
    Change in tax status                                    1,122         -          1,122         -
                                                          -------   -------        -------   -------
Net income                                                $ 1,939   $ 1,215        $ 3,474   $   357
                                                          =======   =======        =======   =======

Pro forma net income:
  Historical income before income taxes                   $ 3,507   $ 1,239        $ 5,073   $   364
  Pro forma income taxes at 43%                             1,508       533          2,181       157
                                                          -------   -------        -------   -------
Pro forma net income                                      $ 1,999   $   706        $ 2,892   $   207
                                                          =======   =======        =======   =======

Weighted average shares outstanding                        13,054    11,904         12,479    11,904
                                                          =======   =======        =======   =======
Pro forma net income per share                              $0.15     $0.06          $0.23     $0.02
                                                          =======   =======        =======   =======

Supplemental pro forma shares
 outstanding                                               12,763    12,851         12,701    12,886
                                                          =======   =======        =======   =======
Supplemental pro forma net income per
 share                                                      $0.16     $0.05          $0.23     $0.02
                                                          =======   =======        =======   =======

See accompanying notes.

                       Sunquest Information Systems, Inc.
                Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)

                                                                       Six Months Ended
                                                                            June 30,
                                                                 -----------------------------
                                                                     1996              1995
                                                                 -----------         ---------
Cash flows from operating activities:
  Net income                                                       $  3,474           $   357
Adjustments to reconcile net income to
  net cash provided by operating
   activities:
   Depreciation and amortization                                      2,508             2,152
   Bad debt expense                                                     210               195
   Deferred revenue                                                   1,539              (516)
   Deferred income taxes                                              1,107                --
   Increase in cash surrender value of life insurance                    --               (94)

Changes in operating assets and liabilities:
  Receivables                                                        (2,614)            3,579
  Inventory                                                            (709)             (122)
  Prepaid expenses and other                                            135              (225)
  Other assets                                                           30              (342)
  Accounts payable                                                      (31)           (1,007)
  Accrued compensation and related taxes                                363              (204)
  Other accrued expenses                                                288              (279)
                                                                   --------            ------
Net cash provided by operating activities                             6,300             3,494
                                                                   --------            ------
Cash flows from investing activities:
  Repayment (issuance) of notes receivable from related party         3,268              (141)

  Purchase of property and equipment                                   (904)           (1,524)
  Capitalized software development costs                             (1,481)           (1,379)
                                                                   --------            ------
Net cash provided by (used in) investing activities                     883            (3,044)
                                                                   --------            ------
Cash flows from financing activities:
  Net repayments on line of credit                                   (1,900)               --
  Principal payments on debt                                           (200)             (150)
  Principal payments on capitalized leases from related party          (243)             (203)
  Net proceeds from issuance of stock                                50,234               (50)
  S corporation distributions                                       (15,031)           (1,233)
                                                                   --------            ------
Net cash provided by (used in) financing activities                  32,860            (1,636)
                                                                   --------            ------
Foreign currency translation adjustment                                 (12)               (1)
                                                                   --------            ------
Net increase (decrease) in cash and cash equivalents                 40,031            (1,187)

Cash and cash equivalents at beginning of period                        352             1,189
                                                                   --------            ------
Cash and cash equivalents at end of period                         $ 40,383            $    2
                                                                   ========            ======

See accompanying notes.

Notes to Condensed Consolidated Financial Statements


Note 1 - Interim Statement Presentation

The unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles for the preparation of interim financial statements. Accordingly, certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed. It is suggested that these consolidated financial statements be read in conjunction with the combined financial statements and the notes thereto included in the Company's Registration Statement on Form S-1 filed pursuant to the Securities Act of 1933 (Registration No. 333-2790). The 1995 balance sheet amounts are derived from audited statements.

In the opinion of management, all necessary adjustments have been made to provide a fair presentation. The operating results for the three and six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for any other interim period or for the full year ending December 31, 1996.



Note 2 - Initial Public Offering

On June 10, 1996, the Company completed its initial offering of stock to the public. A total of 3,450,000 shares of Common Stock were sold for net proceeds to the Company of approximately $50.2 million, after deducting expenses of the offering of approximately $1.1 million and underwriters' discounts and commissions.

Prior to May 30, 1996, the Company was taxed as an S corporation. During the quarter ended June 30, 1996, the Company declared and paid to shareholders of record as of April 30, 1996 the "First S Corporation Distribution" of $14.5 million, which is estimated to be equal to the Company's undistributed cumulative S corporation earnings from January 1, 1990 through December 31, 1995. During the three months ended June 30, 1996, and March 31, 1996, the Company also made distributions of $474,000 and $57,000, respectively, to shareholders related to the shareholders' tax liabilities on S corporation taxable earnings. In April 1996, the Company declared, payable to shareholders of record as of April 30, 1996, the "Second S Corporation Distribution," estimated to be $3.9 million, equal to the Company's undistributed cumulative S corporation taxable earnings from January 1, 1996 through May 29, 1996. The Company expects to pay the "Second S Corporation Distribution" in full on May 15, 1997.

On May 30, 1996, all of the outstanding stock of Sunquest Europa and Sunquest Germany was transferred to the Company by certain of its shareholders as a capital contribution. These entities have been consolidated with the Company for reporting purposes.

Note 3 - Income Taxes

Prior to May 30, 1996, the Company was taxed as an S corporation and, accordingly, was not subject to federal and certain state income taxes. As a result, the Company's shareholders, rather than the Company, were required to pay federal and certain state income taxes based on the Company's taxable earnings through May 29, 1996, whether or not the earnings were distributed to such shareholders. The Company had provided for income taxes in states in which it operated that did not recognize S corporation status. On May 30, 1996, the Company's S corporation status terminated and, accordingly, the Company has become subject to federal and state income taxes. This change in tax status resulted in the Company recording a $1.1 million tax provision in the quarter ended June 30, 1996.

For the period following the termination of the S corporation status through June 30, 1996, the Company provided for taxes at a rate of approximately 43% of pretax income.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial accounting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):

                  Deferred tax liabilities:
                  -------------------------
                    Tax over book amortization          $2,039
                    Tax over book depreciation             149
                                                        ------
                    Total deferred tax liabilities       2,188

                  Deferred tax assets:
                  --------------------
                    Bad debt reserve                       505
                    Vacation and compensation accruals     488
                    Other                                   88
                                                        ------
                    Total deferred tax assets            1,081
                                                        ------
                    Net deferred tax liabilities        $1,107
                                                        ======

Note 4 - Pro Forma Net Income and Net Income Per Share Information

Pro forma net income has been computed as if the Company had been subject to federal and all applicable state income taxes based on an estimated tax rate of 43%. Pro forma net income per share is based on the weighted average number of shares of Common Stock outstanding during the period. Common share equivalents consist of shares issuable upon exercise of stock options using the treasury stock method and were not dilutive for the periods presented.

Supplemental pro forma net income per share amounts have been computed giving effect to the assumed issuance, as of the beginning of the periods presented, of the number of common shares necessary to replace the equity distributed as a result of the "First S Corporation Distribution" of $14.5 million from the proceeds of the initial public offering.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


          Sunquest Information Systems, Inc. designs, develops, markets, installs and supports health care information systems for large and mid-sized hospitals, clinics and other facilities, including integrated delivery networks. Total revenues are derived from the licensing of software, the provision of value-added services and the sale of related hardware.

          The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for any other interim period or for the full year ending December 31, 1996.

Results of Operations
- ---------------------

Comparison of Three Months Ended June 30, 1996 and June 30, 1995

          Revenues. The Company's total revenues were $19.9 million for the three months ended June 30, 1996 compared to $15.1 million for the three months ended June 30, 1995, an increase of $4.8 million, or 31.4%. Revenues from system sales were $11.4 million for the three months ended June 30, 1996 compared to $7.6 million for the three months ended June 30, 1995, an increase of $3.8 million, or 49.6%. This increase was primarily attributable to increased hardware and operating system deliveries related to the start of several software installations during the quarter. Revenues from support and service were $8.5 million for the three months ended June 30, 1996 compared to $7.5 million for the three months ended June 30, 1995, an increase of $978,000, or 13%. This increase was primarily attributable to the Company's increased installed customer base.

          At June 30, 1996, the Company had a total contract backlog of $71.7 million, which consisted of $35.7 million of system sales and $36.0 million of support and service. At June 30, 1995, total contract backlog was $52.5 million, which consisted of $27.1 million of system sales and $25.4 million of support and service.

          Cost of System Sales. Cost of system sales was $4.9 million for the three months ended June 30, 1996 compared to $2.8 million for the three months ended June 30, 1995, an increase of $2.0 million, or 71.9%. This increase was primarily attributable to increases in hardware and operating system deliveries. Amortization of previously capitalized software development costs was $531,000 for the three months ended June 30, 1996 compared to $432,000 for the three months ended June 30, 1995, an increase of $99,000, or 22.9%.

          Client Services. Client services expenses were $4.3 million for the three months ended June 30, 1996 compared to $4.5 million for the three months ended June 30, 1995, a decrease of $221,000, or 4.9%. The decrease was primarily attributable to staff reductions attained through improved operating efficiencies.

          Research and Development. Research and development expenses were $2.4 million for the three months ended June 30, 1996 compared to $2.3 million for the three months ended June 30, 1995, an increase of $67,000, or 2.9%. The increase in research and development expenses was primarily attributable to increased enhancements to the managed care system and development of a clinical documentation system. The Company capitalized $684,000 of its software development costs for the three months ended June 30, 1996 compared to $711,000 for the three months ended June 30, 1995.

          Sales and Marketing. Sales and marketing expenses were $2.7 million for the three months ended June 30, 1996 compared to $2.2 million for the three months ended June 30, 1995, an increase of $570,000, or 26.2%. This increase was primarily attributable to increased sales and marketing staff, increased commissions resulting from growth in sales bookings in the comparable three month periods, and timing of expenses related to the yearly user group meeting which occurred in the second quarter of 1996 compared to the third quarter of 1995.

          General and Administrative. General and administrative expenses were $2.1 million in the three months ended June 30, 1996 compared to $1.8 million in the three months ended June 30, 1995, an increase of $343,000, or 19.3%. This increase was primarily attributable to increased accruals for compensation relating to increased levels of operating income.


Comparison of  Six Months Ended June 30, 1996 and June 30, 1995

          Revenues. The Company's total revenues were $36.6 million for the six months ended June 30, 1996 compared to $28.7 million for the six months ended June 30, 1995, an increase of $7.9 million, or 27.6%. Revenues from system sales were $20.0 million for the six months ended June 30, 1996 compared to $14.6 million for the six months ended June 30, 1995, an increase of $5.4 million, or 36.9%. This increase was primarily attributable to an increase in installations of products for both existing and new customers. Revenues from support and service were $16.7 million for the six months ended June 30, 1996 compared to $14.1 million for the six months ended June 30, 1995, an increase of $2.6 million, or 17.9%. This increase was primarily attributable to the Company's increased installed customer base.

          Cost of System Sales. Cost of system sales was $8.5 million for the six months ended June 30, 1996 compared to $6.5 million for the six months ended June 30, 1995, an increase of $2.0 million, or 30.6%. This increase was primarily attributable to increases in hardware and operating system deliveries. Amortization of previously capitalized software development costs was $1.1 million for the six months ended June 30, 1996 compared to $864,000 for the six months ended June 30, 1995, an increase of $198,000, or 22.9%.

          Client Services. Client services expenses were $9.0 million for each of the six-month periods ended June 30, 1996 and 1995.

          Research and Development. Research and development expenses were $4.7 million for the six months ended June 30, 1996 compared to $4.4 million for the six months ended June 30, 1995, an increase of $302,000, or 6.8%. The increase in research and development expenses was primarily attributable to increased quality control testing, enhancements to the managed care system and development of a clinical documentation system. The Company capitalized $1.5 million of its software development costs for the six months ended June 30, 1996 compared to $1.4 million for the six months ended June 30, 1995.

          Sales and Marketing. Sales and marketing expenses were $5.1 million for the six months ended June 30, 1996 compared to $4.2 million for the six months ended June 30, 1995, an increase of $926,000, or 22%. This increase was primarily attributable to increased sales and marketing staff, increased commissions resulting from growth in sales bookings in the comparable six month periods, increased promotional allowances, and timing of expenses related to the yearly user group meeting.

          General and Administrative. General and administrative expenses were $4.1 million in the six months ended June 30, 1996 compared to $3.6 million in the six months ended June 30, 1995, an increase of $420,000, or 11.6%. This increase was primarily attributable to increased accruals for compensation relating to increased levels of operating income.


Liquidity and Capital Resources
- -------------------------------

          Cash provided by operating activities was $6.3 million for the six months ended June 30, 1996 compared to $3.5 million for the six months ended June 30, 1995.

          As of June 30, 1996, the Company had billed trade receivables of $17.8 million. The Company maintains an allowance for doubtful accounts that it believes is adequate to cover potential credit losses. The average collection period on trade receivables was 67 days at June 30, 1996 compared to 63 days at December 31, 1995.

          Cash provided by investing activities was $883,000 for the six months ended June 30, 1996. Cash of $3.3 million was received in payment of a note receivable from a related party in connection with the purchase by the related party of an office complex which it subsequently leased to the Company. Purchases of property and equipment, consisting primarily of business information software for internal use and computer-related equipment, were $904,000 for the six months ended June 30, 1996. The remainder of cash used in investing activities was for capitalized software development costs.

          Cash and cash equivalents at June 30, 1996 were $40.4 million, an increase of $40.0 million from December 31, 1995. The majority of the increase was due to receipt of the proceeds from the Company's initial public offering of Common Stock which was completed in June, 1996. Proceeds from the offering, net of related costs, were $50.2 million partially offset by S corporation distributions of $15.0 million to the Company's shareholders for the "First S Corporation Distribution" and for shareholders' tax liabilities associated with the Company's taxable earnings.

          The Company has a revolving line of credit with a bank allowing the Company to borrow up to $10.0 million. Any borrowings under the line of credit will bear interest at the bank reference rate unless the Company elects a fixed rate or certain variable rates contemplated by the agreement. There were no borrowings as of June 30, 1996.

          The Company has no significant commitments for capital expenditures at
this time.   The Company expects to pay  the "Second S Corporation
Distribution," estimated to be $3.9 million, in full on May 15, 1997 from internally generated funds.

          Management believes that existing cash and cash equivalents together with funds generated from operations will be sufficient to meet operating requirements for the next twelve months.

Part II.

Item 1.    Legal Proceedings
           Not Applicable.

Item 2.    Changes in Securities
           None.

Item 3.    Defaults Upon Senior Securities
           None.

Item 4.    Submission of Matters to a Vote of Security Holders
           None.

Item 5.    Other Information
           None.

Item 6.    Exhibits and Reports on Form 8-K

           (a.)  Exhibits
                   The following exhibits are filed herewith as a part of this report:
                   11B.    Computation of pro forma net income per share
                   11B.1   Computation of supplemental pro forma net income per
                           share

           (b.)  Reports on Form 8-K
                   No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1996.


                                  SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              SUNQUEST INFORMATION SYSTEMS, INC.
                                  (Registrant)



Date:  August 12, 1996        By:   /s/ Nina M. Dmetruk
                                   ------------------------------------------
                              Nina M. Dmetruk
                              Executive Vice President and Chief Financial
Officer
                              (Principal Financial and Accounting Officer)