Form 10-Q
period 1996-09-30
SUNQUEST INFORMATION SYSTEMS INC
filed 1996-11-07
CIK 1011340

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ___________

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  [ X ] Yes   [   ]  No


On November 6, 1996, there were 15,359,908 shares of Common Stock outstanding.

                       Sunquest Information Systems, Inc.
                                   Form 10-Q
               For the Quarterly Period Ended September 30, 1996

                               Table of Contents


                                                                            Page
                                                                            ----
Part I.                      Financial Information

  Item 1.                    Interim Financial Statements

                             (a.)  Condensed consolidated balance sheets       3
                             as of September 30, 1996 (unaudited) and
                             December 31, 1995

                             (b.)  Condensed consolidated statements of        4
                             income for each of the three and nine month periods ended September 30, 1996 and September 30, 1995 (unaudited)

                             (c.)  Condensed consolidated statements of        5
                             cash flows for the nine months ended
                             September 30, 1996 and September 30, 1995
                             (unaudited)

                             (d.)  Notes to condensed consolidated             6
                             financial statements

  Item 2.                    Management's Discussion and Analysis of           8
                             Financial Condition and Results of Operations

Part II.                     Other Information

  Item 1.                    Legal Proceedings                                12

  Item 2.                    Changes in Securities                            12

  Item 3.                    Defaults Upon Senior Securities                  12

  Item 4.                    Submission of Matters to a Vote of  Security     12
                             Holders

  Item 5.                    Other Information                                12

  Item 6.                    Exhibits and Reports on Form 8-K                 12

                             (a.)  Exhibits                                   12

                             (b.)  Reports on Form 8-K                        12

Part I.  Financial Information
Item 1. Interim Financial Statements

                       Sunquest Information Systems, Inc.
                     Condensed Consolidated Balance Sheets
                                 (In thousands)


                                            September 30,     December 31,
                                                1996             1995
                                            -----------      ------------
                                           (unaudited)
ASSETS

Cash and cash equivalents                       $39,957        $   352
Trade receivables, net                           20,295         17,054
Loans receivable and accrued interest
 from related party                                  31            537
Other current assets                              4,735          2,797
Deferred tax asset                                1,120              -
                                            -----------     ----------
  Total current assets                           66,138         20,740

Property and equipment, net                       7,599          7,077
Capital leases from related party, net            5,086          5,680
Software development costs, net                   7,326          6,777
Loans receivable from related party                   -          3,116
Other assets                                        461            484
                                            -----------     ----------
  Total assets                                  $86,610        $43,874
                                            ===========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts  payable                               $ 1,385        $ 1,987
Line of credit                                        -          1,900
Current portion of long-term debt                     -            200
Accrued compensation and related taxes            4,231          2,846
Accrued expenses                                    985          1,194
Obligations under capital leases from
 related party                                      586            511
Deferred revenue                                 10,119          7,759
Related party payable                             3,900            380
                                            -----------     ----------
  Total current liabilities                      21,206         16,777

Obligations under capital leases from
 related party                                    5,946          6,396
Deferred income taxes                             2,251              -

Shareholders' equity                             57,207         20,701
                                            -----------     ----------
  Total liabilities and shareholders'
   equity                                       $86,610        $43,874
                                            ===========     ==========



See accompanying notes.

                       Sunquest Information Systems, Inc.
                  Condensed Consolidated Statements of Income
                    (In thousands, except per share amounts)
                                  (Unaudited)



                                                      Three Months Ended  Nine Months Ended
                                                         September 30,      September 30,
                                                    --------------------- -----------------
                                                      1996       1995      1996      1995
                                                    ---------  --------  --------  --------

Revenues:
  System sales                                       $10,707   $ 8,593   $30,685   $23,187
  Support and service                                  8,595     7,173    25,256    21,299
                                                   ---------  --------  --------  --------
Total revenues                                        19,302    15,766    55,941    44,486
Operating expenses:
  Cost of system sales                                 5,049     4,163    13,579    10,694
  Client services                                      4,256     4,424    13,246    13,430
  Research and development                             2,360     2,307     7,102     6,747
  Sales and marketing                                  2,418     2,047     7,562     6,265
  General and administrative                           2,566     1,647     6,619     5,280
                                                   ---------  --------  --------  --------
Total operating expenses                              16,649    14,588    48,108    42,416
                                                   ---------  --------  --------  --------

Operating income                                       2,653     1,178     7,833     2,070
Other income (expense):
  Interest income                                        529        93       879       319
  Interest expense                                      (323)     (365)   (1,062)   (1,089)
  Other                                                  116        62       398        32
                                                   ---------  --------  --------  --------
Income before income taxes                             2,975       968     8,048     1,332
  Income tax provision:
    Current year operations                            1,234        20     1,711        27
    Change in tax status                                   -         -     1,122         -
                                                   ---------  --------  --------  --------
Net income                                           $ 1,741   $   948   $ 5,215   $ 1,305
                                                   =========  ========  ========  ========

Earnings per share determination:
  Historical income before income taxes              $ 2,975   $   968   $ 8,048   $ 1,332
    Income tax provision:
      Actual                                         $ 1,234         -         -         -
      Pro forma                                            -       416     3,415       573
                                                   ---------  --------  --------  --------
Applicable net income                                $ 1,741   $   552   $ 4,633   $   759
                                                   =========  ========  ========  ========

Weighted average shares outstanding                   15,354    11,904    13,437    11,904
                                                   =========  ========  ========  ========

Net income per share:
  Actual                                               $0.11         -         -         -
                                                   =========  ========  ========  ========
  Pro forma                                                -     $0.05     $0.34     $0.06
                                                   =========  ========  ========  ========



See accompanying notes.

                       Sunquest Information Systems, Inc.
                Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)

                                               Nine Months Ended
                                                 September 30,
                                           -----------------------
                                               1996        1995
                                           ----------    ---------
Cash flows from operating activities:
  Net income                                 $  5,215      $ 1,305
Adjustments to reconcile net income to
  net cash provided by operating
   activities:
    Depreciation and amortization               3,700        3,217
    Bad debt expense                              230          345
    Deferred revenue                            2,360       (1,622)
    Deferred income taxes                       1,131            -
    Increase in cash surrender value of             -         (142)
     life insurance

Changes in operating assets and
 liabilities:
  Receivables                                  (3,471)       3,180
  Inventory                                    (1,916)         459
  Prepaid expenses and other                       11         (164)
  Other assets                                    (11)        (394)
  Accounts payable                               (602)      (1,740)
  Accrued compensation and related taxes        1,385           44
  Other accrued expenses                         (208)        (296)
                                           ----------    ---------
Net cash provided by operating
 activities                                     7,824        4,192
                                           ----------    ---------

Cash flows from investing activities:
  Repayment of notes receivable from
   related party                                3,242          720
  Purchase of property and equipment           (2,035)      (2,149)
  Capitalized software development costs       (2,141)      (2,095)
                                           ----------    ---------
Net cash used in investing activities            (934)      (3,524)
                                           ----------    ---------

Cash flows from financing activities:
  Net (repayments) borrowings under
   line of credit                              (1,900)       1,000
  Principal payments on debt                     (200)        (225)
  Principal payments on capitalized              (375)        (312)
   leases from related party
  Net proceeds from initial public
   offering                                    50,146            -
  Net proceeds from employee stock
   purchase plan                                   78            -
  S corporation distributions                 (15,031)      (1,668)
                                           ----------    ---------
Net cash provided by (used in)
 financing activities                          32,718       (1,205)
                                           ----------    ---------

Foreign currency translation adjustment            (3)           3
                                           ----------    ---------
Net increase (decrease) in cash and
 cash equivalents                              39,605         (534)
Cash and cash equivalents at beginning
 of period                                        352        1,189
                                           ----------    ---------
Cash and cash equivalents at end of
 period                                      $ 39,957      $   655
                                           ==========    =========



See accompanying notes.

Notes to Condensed Consolidated Financial Statements


Note 1 - Interim Statement Presentation

The unaudited, condensed, consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles for the preparation of interim financial statements. Accordingly, certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed. It is suggested that these condensed, consolidated financial statements be read in conjunction with the combined financial statements and the notes thereto included in the Company's Registration Statement on Form S-1 filed pursuant to the Securities Act of 1933 (Registration No. 333-2790). The 1995 balance sheet amounts are derived from audited statements.

In the opinion of management, all necessary adjustments have been made to provide a fair presentation. The operating results for the three and nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for any other interim period or for the full year ending December 31, 1996.



Note 2 - Initial Public Offering

On June 10, 1996, the Company completed its initial offering of stock to the public. A total of 3,450,000 shares of Common Stock were sold for net proceeds to the Company of approximately $50.1 million, after deducting expenses of the offering of $1.2 million and underwriters' discounts and commissions.

Prior to May 30, 1996, the Company was taxed as an S corporation. During the quarter ended June 30, 1996, the Company declared and paid to shareholders of record as of April 30, 1996 the "First S Corporation Distribution" of $14.5 million, which was estimated to be equal to the Company's undistributed cumulative S corporation earnings from January 1, 1990 through December 31, 1995. During the six months ended June 30, 1996 the Company also made distributions of $531,000 to shareholders related to the shareholders' tax liabilities on S corporation taxable earnings. In April 1996, the Company declared, payable to shareholders of record as of April 30, 1996, the "Second S Corporation Distribution," estimated to be $3.9 million, equal to the Company's undistributed cumulative S corporation taxable earnings from January 1, 1996 through May 29, 1996. The Company expects to pay the "Second S Corporation Distribution" in full on May 15, 1997.

Note 3 - Income Taxes

Prior to May 30, 1996, the Company was taxed as an S corporation and, accordingly, was not subject to federal and certain state income taxes. As a result, the Company's shareholders, rather than the Company, were required to pay federal and certain state income taxes based on the Company's taxable earnings through May 29, 1996, whether or not the earnings were distributed to such shareholders. The Company had provided for income taxes in states in which it operated that did not recognize S corporation status. On May 30, 1996, the Company's S corporation status terminated and, accordingly, the Company then became subject to federal and state income taxes. This change in tax status resulted in the Company recording a $1.1 million tax provision for deferred taxes associated with previously untaxed temporary differences during the quarter ended June 30, 1996.

For the period from the termination of the S corporation status through September 30, 1996, the Company provided for taxes at the estimated effective annual income tax rate.



Note 4 - Employee Stock Purchase Plan

On September 30, 1996, 5,908 shares of the Company's common stock were issued for approximately $78,000 in connection with the Employee Stock Purchase Plan.



Note 5 - Pro Forma Net Income and Net Income Per Share Information

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

Supplemental pro forma net income per share amounts have been computed for periods prior to the effective date of the initial public offering giving effect to the assumed issuance, as of the beginning of the periods presented, of the number of common shares necessary to replace the equity distributed as a result of the "First S Corporation Distribution" of $14.5 million from the proceeds of the initial public offering and were $.04, $.37 and $.06 for the three-month period ended September 30, 1995 and the nine-month periods ended September 30, 1996 and 1995, respectively.

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

          The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for any other interim period or for the full year ending December 31, 1996.

Results of Operations
---------------------

Comparison of Three Months Ended September 30, 1996 and September 30, 1995

          Revenues. The Company's total revenues were $19.3 million for the three months ended September 30, 1996 compared to $15.8 million for the three months ended September 30, 1995, an increase of $3.5 million, or 22.4%.
Revenues from system sales were $10.7 million for the three months ended September 30, 1996 compared to $8.6 million for the three months ended September 30, 1995, an increase of $2.1 million, or 24.6%. This increase was primarily attributable to an increase in installations of products for both existing and new customers. Revenues from support and service were $8.6 million for the three months ended September 30, 1996 compared to $7.2 million for the three months ended September 30, 1995, an increase of $1.4 million, or 19.8%. This increase was primarily attributable to the Company's increased installed customer base.

          At September 30, 1996, the Company had a total contract backlog of $72.1 million, which consisted of $35.7 million of system sales and $36.4 million of support and service. At September 30, 1995, total contract backlog was $50.4 million, which consisted of $24.7 million of system sales and $25.7 million of support and service.

          Cost of System Sales. Cost of system sales was $5.0 million for the three months ended September 30, 1996 compared to $4.2 million for the three months ended September 30, 1995, an increase of $886,000, or 21.3%. This increase was primarily attributable to increases in hardware and operating system deliveries. Amortization of previously capitalized software development costs was $531,000 for the three months ended September 30, 1996 compared to $432,000 for the three months ended September 30, 1995, an increase of $99,000, or 22.9%.

          Client Services. Client services expenses were $4.3 million for the three months ended September 30, 1996 compared to $4.4 million for the three months ended September 30, 1995, a decrease of $168,000, or 3.8%. The decrease was primarily attributable to staff reductions attained through improved operating efficiencies and reduction of resources required to support the Tandem systems of Ameritech as a result of the expiration of the agreements with the Tandem customers.

          Research and Development. Research and development expenses were $2.4 million for the three months ended September 30, 1996 compared to $2.3 million for the three months ended September 30, 1995, an increase of $53,000, or 2.3%. The increase in research and development expenses was primarily attributable to increased enhancements to the managed care system and development of a clinical documentation system principally offset by savings attained from staff reductions attained through improved operating efficiencies. The Company capitalized $660,000 of its software development costs for the three months ended September 30, 1996 compared to $716,000 for the three months ended September 30, 1995.

          Sales and Marketing. Sales and marketing expenses were $2.4 million for the three months ended September 30, 1996 compared to $2.0 million for the three months ended September 30, 1995, an increase of $371,000, or 18.1%. This increase was primarily attributable to increased sales and marketing staff, increased commissions resulting from growth in sales bookings in the comparable three month periods and increased sales efforts internationally.

          General and Administrative. General and administrative expenses were $2.6 million for the three months ended September 30, 1996 compared to $1.6 million for the three months ended September 30, 1995, an increase of $919,000, or 55.8%. This increase was primarily attributable to increased bonus compensation and profit sharing relating to increased levels of operating income, costs related to the employment of a full time Chief Financial Officer, non recurring expenses related to the implementation of the Company's new financial systems and increased professional services costs related to the Company's public status.


Comparison of  Nine Months Ended September 30, 1996 and September 30, 1995

          Revenues. The Company's total revenues were $55.9 million for the nine months ended September 30, 1996 compared to $44.5 million for the nine months ended September 30, 1995, an increase of $11.4 million, or 25.7%. Revenues from system sales were $30.7 million for the nine months ended September 30, 1996 compared to $23.2 million for the nine months ended September 30, 1995, an increase of $7.5 million, or 32.3%. This increase was primarily attributable to an increase in installations of products for both existing and new customers. Revenues from support and service were $25.3 million for the nine months ended September 30, 1996 compared to $21.3 million for the nine months ended September 30, 1995, an increase of $4.0 million, or 18.6%. This increase was primarily attributable to the Company's increased installed customer base.

          Cost of System Sales. Cost of system sales was $13.6 million for the nine months ended September 30, 1996 compared to $10.7 million for the nine months ended September 30, 1995, an increase of $2.9 million, or 27.0%. This increase was primarily attributable to increases in hardware and operating system deliveries. Amortization of previously capitalized software development costs was $1.6 million for the nine months ended September 30, 1996 compared to $1.3 million for the nine months ended September 30, 1995, an increase of $297,000, or 22.9%.

          Client Services. Client services expenses were $13.2 million for the nine months ended September 30, 1996 compared to $13.4 million for the nine months ended September 30, 1995, a decrease of $184,000, or 1.4%. The decrease was primarily attributable to staff reductions attained through improved operating efficiencies.

          Research and Development. Research and development expenses were $7.1 million for the nine months ended September 30, 1996 compared to $6.7 million for the nine months ended September 30, 1995, an increase of $355,000, or 5.3%. The increase in research and development expenses was primarily attributable to enhancements to the managed care system and development of a clinical documentation system. The Company capitalized $2.1 million of its software development costs in each of the nine-month periods ended September 30, 1996 and 1995.

          Sales and Marketing. Sales and marketing expenses were $7.6 million for the nine months ended September 30, 1996 compared to $6.3 million for the nine months ended September 30, 1995, an increase of $1.3 million, or 20.7%. This increase was primarily attributable to increased sales and marketing staff, increased commissions resulting from growth in sales bookings in the comparable nine month periods, increased promotional allowances and increased expenses related to the yearly user group meeting.

          General and Administrative. General and administrative expenses were $6.6 million for the nine months ended September 30, 1996 compared to $5.3 million for the nine months ended September 30, 1995, an increase of $1.3 million, or 25.4%. This increase was primarily attributable to increased bonus compensation and profit sharing relating to increased levels of operating income, depreciation, costs related to the employment of a full time Chief Financial Officer, non recurring expenses related to the implementation of the Company's new financial systems and increased professional services costs related to the Company's public status. General and administrative expenses were 11.8% of total revenues in each of the nine-month periods ended September 30, 1996 and 1995.


Liquidity and Capital Resources
-------------------------------

          Cash provided by operating activities was $7.8 million for the nine months ended September 30, 1996 compared to $4.2 million for the nine months ended September 30, 1995.

          As of September 30, 1996, the Company had billed trade receivables of $18.6 million. The Company maintains an allowance for doubtful accounts that it believes is adequate to cover potential credit losses. The average collection period on trade receivables was 71 days at September 30, 1996 compared to 63 days at December 31, 1995. The increase in average collection period is believed to be temporary and will be corrected prospectively through increased collection efforts.

          Cash used in investing activities was $934,000 for the nine months ended September 30, 1996. Cash of $3.2 million was received in payment of a note receivable from a related party in connection with the purchase by the related party of an office complex which it subsequently leased to the Company. Purchases of property and equipment, consisting primarily of business information software for internal use and computer-related equipment, were $2.0 million for the nine months ended September 30, 1996. The remainder of cash used in investing activities was for capitalized software development costs.

          Cash and cash equivalents at September 30, 1996 were $40.0 million, an increase of $40.0 million from December 31, 1995. The majority of the increase was due to receipt of the proceeds from the Company's initial public offering of Common Stock which was completed in June of 1996. Proceeds from the offering, net of related costs, were $50.1 million partially offset by S corporation distributions of $15.0 million to the Company's shareholders for the "First S Corporation Distribution" and for shareholders' tax liabilities associated with the Company's taxable earnings.

          The Company has a revolving line of credit with a bank allowing the Company to borrow up to $10.0 million. Any borrowings under the line of credit will bear interest at the bank reference rate unless the Company elects a fixed rate or certain variable rates contemplated by the agreement. All outstanding principal and interest under the line of credit are due November 30, 1996 except for any amounts outstanding under stand-by letters of credit which have a maximum maturity of 365 days. Upon its expiration, the Company intends to renew
the agreement.   Approximately $68,000 of the line of credit is used to secure a letter of credit and is not available for immediate expenditure. There were no borrowings as of September 30, 1996.

          The Company has no significant commitments for capital expenditures at this time. However, the Company continues to be actively involved in
identifying and evaluating potential acquisitions.   The Company expects to pay
the "Second S Corporation Distribution," estimated to be $3.9 million, on May 15, 1997 from internally generated funds.

          Management believes that existing cash and cash equivalents together with funds generated from operations will be sufficient to meet operating requirements for the next twelve months.

Part II.  Other Information

Item 1.    Legal Proceedings
           Not Applicable.

Item 2.    Changes in Securities
           None.

Item 3.    Defaults Upon Senior Securities
           None.

Item 4.    Submission of Matters to a Vote of Security Holders
           None.

Item 5.    Other Information
           None.

Item 6.    Exhibits and Reports on Form 8-K

           (a.)  Exhibits
                   None.

           (b.)  Reports on Form 8-K
                  No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1996.


                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              SUNQUEST INFORMATION SYSTEMS, INC.
                                         (Registrant)



Date:  November 7, 1996 By:   /s/ Nina M. Dmetruk
                            __________________________________________
                            Nina M. Dmetruk
                            Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)