Form 10-K405
period 1996-12-31
SUNQUEST INFORMATION SYSTEMS INC
filed 1997-03-27
CIK 1011340

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _________________

Commission file number: 0-28212

                       SUNQUEST INFORMATION SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

PENNSYLVANIA                                  86-0378223
(State or other jurisdiction of               (I.R.S. Employer
Incorporation or Organization)                Identification Number)

                          4801 East Broadway Boulevard
                             Tucson, Arizona  85711
              (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code   (520) 570-2000

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, no par value
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 21, 1997, the registrant had 15,362,587 shares of Common Stock outstanding. The aggregate market value of the Common Stock held by nonaffiliates of the registrant, based on the closing price of the Common Stock on March 21, 1997 as reported by Nasdaq, was $42,338,119. Shares of Common Stock held by shareholders who may be deemed to be affiliates for this purpose have been excluded. This determination of affiliate status is not necessarily a determination for other purposes.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Shareholders for 1996 are incorporated by reference into Parts II and IV of this Form 10-K.

Portions of the registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

                       SUNQUEST INFORMATION SYSTEMS, INC.
                                Form 10-K - 1996
                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----
PART I
  Item 1  - Business
    General                                                                1
    Recent Developments                                                    3
    Products                                                               3
    Third-Party Marketing Arrangements                                    10
    Products Under Development                                            12
    Client Services                                                       13
    Marketing                                                             14
    Technology                                                            15
    Research and Development                                              15
    Competition                                                           16
    Regulation                                                            17
    Proprietary Rights                                                    19
    System Acquisition Agreements                                         20
    Backlog                                                               20
    Employees                                                             21
    Executive Officers of the Registrant                                  21
  Item 2 - Properties                                                     23
  Item 3 - Legal Proceedings                                              24
  Item 4 - Submission of Matters to a Vote of Security Holders            24
PART II
  Item 5 - Market for Registrant's Common Equity and Related
            Stockholder  Matters                                          24
  Item 6 - Selected Financial Data                                        25
  Item 7 - Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           25
  Item 8 - Financial Statements and Supplementary Data                    25
  Item 9 - Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                           25
PART III
  Item 10 - Directors and Executive Officers of the Registrant            26
  Item 11 - Executive Compensation                                        26
  Item 12 - Security Ownership of Certain Beneficial Owners and
             Management                                                   26
  Item 13 - Certain Relationships and Related Transactions                26
PART IV
  Item 14 - Exhibits, Financial Statement Schedules, and Reports on
             Form 8-K                                                     27
  Signatures                                                              31

                                     Part I

Item 1.    Business.


General

     Sunquest Information Systems, Inc. ("Sunquest" or the "Company") provides health care information systems ("HCISs") to large and mid-sized hospitals, clinics and other facilities, including integrated delivery networks ("IDNs") comprised of multi-entity, multi-site health care organizations. With the purchase of Antrim Corporation ("Antrim") on November 26, 1996, the Company acquired significant market share in the commercial and medical reference laboratory market. See "--Recent Developments." Sunquest was established in 1979 and has become a market leader in the sale of laboratory information systems ("LISs") that integrate disparate equipment and data sources in order to automate a laboratory department's specialized processes and manage its large volumes of clinical data. As of December 31, 1996, the Company had an installed customer base of more than 950 sites in the United States, Canada, Europe, Mexico and Saudi Arabia. Sunquest is applying its open systems, integration and clinical experience to develop and service enterprise-wide clinical repository, point-of-care, managed care, and commercial and reference laboratory systems targeted at the information needs of the emerging IDN market. The Company's clinical repository systems are in production use at the Company's initial site, a multi-entity, 812-bed IDN. Installation at the Company's second site, New Hanover Regional Medical Center, is nearing completion. Implementation planning and site pre-work are currently underway at a third site in the United Kingdom.

     In order to lower health care delivery costs while improving the quality of patient care, IDNs need detailed clinical and management information that enables providers within the IDN to manage such important processes as: (i) the patient care process across multiple delivery sites; (ii) the appropriateness of diagnoses, treatments and resource utilizations; (iii) provider performance and clinical outcomes; (iv) performance under managed care contracts; and (v) commercial and medical reference laboratory processing and business practices.
A comprehensive clinical repository addresses these information needs by integrating clinical and financial data from various information systems of the IDN's clinical departments and administrative areas. A clinical repository forms the foundation for a computerized patient record ("CPR"), which offers providers throughout an IDN immediate on-line access to more complete patient data across multiple delivery sites. Significant market opportunities exist for HCIS vendors offering open architecture clinical repository systems. These systems permit IDNs to select and integrate best-of-fit information systems by either retaining existing legacy systems or selecting from an array of new and existing systems from different vendors.

     Sunquest offers four suites of information systems: departmental clinical systems, clinical repository systems, managed care systems, and commercial and medical reference laboratory systems. The Company's departmental clinical systems consist of laboratory information systems and radiology information systems. These systems capture departmental information, communicate with patient care areas and other information systems, provide comprehensive management reports and incorporate rules-based decision tools for ordering tests and analyzing results. The radiology systems also facilitate accurate scheduling of diagnostic exams, film management and department specific reporting. Sunquest estimates that it has installed in its LIS client base over 8,300 interfaces that were developed for approximately 425 separate instruments and 550 HCISs of other vendors. The Company's clinical repository systems are comprised of a clinical database, an interface engine, and integration and access tools. These systems collect clinical data from legacy departmental systems and then organize, index and store these data in a relational database. With these clinical repository systems, a clinician can access, from a single source, a comprehensive record of prior illnesses, treatments, orders, results and diagnoses for which data have been stored in the clinical repository. The Company's managed care systems support the insurance contract administration functions of risk-bearing managed care organizations, such as health maintenance organizations ("HMOs"), and managed care entities within IDNs. These systems are designed to meet the demands of the evolving capitation and fixed fee reimbursement structures. The Company's commercial and medical reference laboratory systems support the distinct needs of high-volume commercial laboratories including test processing, billing requirements and optimization of business practices.

     Sunquest markets its products and services internationally through its direct sales force and marketing relationships with other information systems vendors. These relationships include a marketing partnership with IBM as an LIS, radiology and clinical repository vendor in IBM's Open Healthcare Alliance. The Company's customers include Geisinger System Services, Florida Hospital, Aurora Health Care, IHC Health Services, Inc., Advocate Health Care and Allegheny Health Management Services.

     Sunquest Information Systems, Sunquest, FlexiLab, FlexiRad, CareGiver, IntelliCare and SCPR, among other marks, are registered trademarks of Sunquest Information Systems, Inc. CMDR, Flexi-3R, MCM Payor & design and the Sunquest Information Systems logo & design, among other marks, are trademarks of Sunquest Information Systems, Inc. Antrim, Answers, The Answer is Antrim, OnlineLab and the Antrim logo & design, among other marks, are registered trademarks of Antrim Corporation.

Recent Developments

     In June 1996, the Company completed its initial offering of stock to the public. A total of 3,450,000 shares of Common Stock were sold at a price of $16 per share, with net proceeds to the Company of $50.1 million after offering expenses. In connection with the public offering, the Company's status as an S corporation terminated and, as a result, the Company became subject to federal and state income taxes.

     On November 26, 1996, the Company purchased all of the outstanding stock of Antrim from Antrim's parent corporation, The Compucare Company, for $5.0 million in a transaction accounted for under the purchase method of accounting. Antrim was founded in 1982 and is a leading provider of laboratory information systems for commercial and medical reference laboratories with 235 client sites installed at December 31, 1996. The acquisition of Antrim demonstrates the Company's continued commitment to growth through strategic acquisitions. The interoperability of Antrim's commercial lab product and the Company's multi-hospital product is proven in seven IDNs, each having a large commercial reference laboratory business. The functionality of the combined systems strengthens the Company's position as a leader serving the changing needs of the health care industry.


Products

     Sunquest offers four suites of information systems: (i) departmental clinical systems that automate the operations of laboratory and radiology departments within a hospital; (ii) clinical repository systems that integrate departmental systems and serve as the foundation for the CPR; (iii) managed care systems that automate the administrative functions of managed care organizations; and (iv) commercial and medical reference laboratory systems that automate the clinical, financial, information support and business management operations of commercial medical laboratories.


Departmental Clinical Systems

     Departmental clinical systems were the first applications developed by Sunquest. They manage the information needed to automate the operations of laboratory and radiology departments in one or more facilities and can also contribute the majority of the clinical data that populates a clinical repository. These systems capture departmental information, communicate with patient care areas and other information systems, provide comprehensive management reports and incorporate rules-based decision tools for ordering tests and analyzing results. The rules-based logic in the Company's LISs provides clinicians immediate access to current and archived information about the patient with complete data integrity checking. For example, the LISs perform checks for duplicate, inconsistent or illogical test orders.

     Laboratory Information Systems

     Sunquest's FlexiLab system manages the workflow and reporting requirements of the chemistry, hematology, blood bank, anatomic pathology and outreach areas of the laboratory. Quality assurance validations occur dynamically as results are entered. For example, a clinician can define normal test result ranges by age, sex and test method. Later, if the results are out of range, Sunquest's FlexiLab system immediately informs the technologist of the validation failure. Sunquest estimates that it has installed in its LIS client base over 7,600 interfaces that were developed for approximately 350 separate instruments and 550 HCISs of other vendors. This interface library allows the Company to seamlessly integrate virtually any lab instrument or HCIS into a client's LIS. All data gathered by the system can be accessed from a clinical repository. The Company uses a variety of configuration options to support multi-hospitals and IDNs.

       The General Laboratory module is the core of the FlexiLab system and manages the processes of the high test volume areas of the laboratory. This module includes volume and performance statistics, patient archiving, demographics, patient reporting, security and audit trails. Sunquest has recently released Windows-based functionality to its General Laboratory module that features a new database schema, episodal management and outpatient tracking capabilities. Episodal management enables the entire on-line clinical patient record to be viewed at the laboratory level for clinical treatment analysis and financial and managed care cost analysis. Outpatient tracking capabilities enable separate tracking of the patient and the specimen, improving the efficiency with which a provider can manage concurrent care processes.

       The Microbiology module in FlexiLab provides a comprehensive, paperless environment that enhances the communication of microbiology and epidemiological results. User definable, automated rules assist the microbiologist in measuring the effectiveness of medications on specific organisms in order to predict effects on a patient's outcome.

       The Blood Bank module automates a hospital's complete transfusion service, including inventory and distribution of blood products to the patient. This module, which uses rules-based logic, is designed to prevent the distribution of inappropriate blood products. For example, the Blood Bank module automatically provides notice if the blood product has not been appropriately matched to the patient at the time of issue. The donor module automates the collection procedures and management of blood product inventories. It also manages and tracks blood donated by patients for their own use and provides quality controls to assure compliance with rules of good practice.

       The Mulhos module utilizes the FlexiLab system to support multiple facilities. Each facility can have its own individualized reports, rules and options which allow for differences among facilities. The Mulhos module manages vital inter-institutional issues such as the security of patient information and conflicts between each facility's patient identification system.

       The Outreach/Commercial Lab module enables the hospital laboratory to expand beyond the traditional acute care needs of an IDN. Automated results reporting to remote physician offices and rapid order entry are among the features that support the commercial laboratory environment. Other features include the ability to update client data and courier routes in order to improve the laboratory's ability to manage its operations. Customized client reports assist the laboratory in designing its own patient reports.

       The Flexi-3R module provides redundancy and high systems availability within the LIS. Flexi-3R provides a secondary database that allows high volume printing of management and patient reports. Queries can be made into this database without affecting the response time of the primary database.


     Radiology Information Systems

     Sunquest's FlexiRad system is designed to streamline the operations of the radiology department and facilitate orders, intelligent scheduling, film management and reporting. FlexiRad, when used in conjunction with FlexiLab, provides an integrated view of results for radiology professionals. For example, laboratory results may be viewed before certain invasive radiology procedures. FlexiRad offers the option of processing patient orders directly via an order entry format, through an order communications interface with a hospital information system or through an interface to the clinical repository system. FlexiRad is functionally complete and is installed at 15 sites.

Clinical Repository Systems

     Sunquest began marketing its clinical repository systems in 1995. These systems are designed to integrate both the Company's departmental clinical systems as well as those provided by other systems vendors, regardless of the architectures, platforms and data structures of those systems. This approach to integrating disparate information systems across an enterprise with a common clinical repository supports a provider's best-of-fit strategy and preserves the provider's investment in existing legacy departmental systems.

     The Company's clinical repository systems, collectively known as IntelliCare, are comprised of a clinical database, integration and access tools, and an interface engine. The systems form the foundation for the CPR. The clinical repository systems collect clinical data from legacy departmental systems, which may be provided by Sunquest or other vendors. These data are organized, indexed and stored in a relational database for access and reporting as required for patient care and outcomes research. Examples of data stored include patient demographic data, diagnoses, problem lists, procedures and treatments, orders and results and physician notes that document the care process. The clinician can access these data from a single source and have a comprehensive record of prior illnesses, treatments, orders, results and diagnoses. Sunquest's open systems approach embraces best-of-fit applications and legacy departmental systems from other vendors.

     Scalable Clinical Patient Repository ("SCPR"), a module within IntelliCare, is a scalable clinical patient repository utilizing a relational database. The SCPR module accepts standard HL-7 formatted data from existing and new systems and allows clinicians, administrators and analysts to access patient information at the point-of-care.

     The Company's integration and access tools collect clinical data from departmental systems to populate a client's clinical repository. The clinical data can be displayed according to each provider's needs through the CareGiver software residing on the clinician's PC workstation. This software supports patient care decisions by providing patient test results more efficiently and offers flexible results reporting capabilities. For example, a clinician can "drill down" and see numeric results, and then display a graph of any of the available results. The clinician can also use the CareGiver software to place orders. Health care providers can be located in the hospital, at the physician's office or at a remote location, allowing patient care to be delivered with increased efficiency by making information available on an enterprise-wide basis.

     The CareGiver Communication module provides an easy-to-use, comprehensive order and results communication system designed for physicians, nurses, clerks, technologists, therapists and administrators. The system allows individual user preferences, generates enterprise-wide order communications and uses scalable client-server architecture.

     The CareGiver View module supports flexible results display and clinical decision-making by providing access to results data in multiple formats. Data can be presented as spreadsheets, graphs, and text, as well as in icon-based summaries. Results views can be customized for a specific clinician or group, and can easily be defined. CareGiver View allows trending of results for one encounter or across encounters and allows providers to "drill down" for more detailed results information.

     The interface engine, part of which is licensed or purchased from a third-party, links applications that use HL-7 or proprietary communications protocols through a single-point interface hub. This single-point interface connection facilitates the installation of the clinical data repository. The interface engine connects all systems on the network, converts communications protocols and routes network communications among all systems that need to share data.

     IntelliCare, including the SCPR module, and the CareGiver Communication and CareGiver View modules have been successfully installed and are in production use on an enterprise-wide basis at Moses Cone Health Systems. Moses Cone is a multi-entity facility in Greensboro, North Carolina and includes a 547-bed acute care hospital, a 115-bed specialty hospital, a 150-bed extended care facility and other health care facilities. New Hanover Regional Medical Center is the Company's second IntelliCare site. New Hanover is a 648-bed tertiary care medical center associated with four medical schools. New Hanover is a teaching hospital and major referral center and also includes the 60-bed Coastal Rehabilitation Hospital as part of its delivery network. The SCPR module was put into service in November 1996, and the CareGiver Communication and CareGiver View modules went into service on the first units of the floor of the hospital in December 1996. Implementation planning and site pre-work are currently underway at a third site in the United Kingdom.

     Because the Company has only recently begun to market its clinical repository systems, it has not yet established firm market prices for these systems. The Company's future success will depend to a significant degree upon its ability to enhance the functionality of, and successfully market, its clinical repository systems. If the Company's clinical repository systems are not developed substantially on schedule, do not perform substantially as expected or are not accepted in the marketplace, the Company's business and results of operations will be materially adversely affected.

Managed Care Systems

     The Company's Managed Care Manager Payor ("MCM Payor") is a system that supports the administrative insurance functions of managed care organizations, such as HMOs, management services organizations and IDNs that offer their own managed care insurance products. MCM Payor is designed to meet the demands of evolving point-of-care and capitated payment structures. The systems have the flexibility to meet the requirements of health care organizations seeking to offer risk-bearing managed care products on a small, medium or large scale. MCM Payor includes a claims administration system that automates capitation/risk management, claims adjudication, enrollment, premium billing and accounts receivable, referral tracking, utilization reports, coordination of benefits, patient history, medical referrals, authorizations and membership services.

     The Enrollment System module is the foundation of MCM Payor. The Enrollment System maintains group and membership information and supports all functions in an integrated system. Enrollment is maintained interactively, providing on-line eligibility information and a variety of enrollment reports.

     The Billing and Accounts Receivable module generates group and direct pay bills, maintains accounts receivable, posts cash receipts, and provides revenue and accounts receivable reports.

     The Capitation module produces monthly capitation checks, rosters and activity reports to designated providers.

     The Claims module addresses claims adjudication for pharmacy, hospital and physician claims.

     The Utilization Reports module details and summarizes data in MCM Payor.

     The Coordination of Benefits module maintains coordination of benefits information for health plan members known to be covered by other insurance companies.

     The Referral module manages referrals for a patient to see a specialist or other provider. On an interactive basis, it maintains a description of the referral, including information regarding the patient, the referring physician, the referred specialist, the range of dates for the referral, the number of visits authorized and the amount of money authorized.

     The Authorization module manages pre-certifications of hospital stays or expensive outpatient procedures. The number of days for a stay can be pre-certified with additional days approved or denied with an attached explanation.

     The Inpatient Census module monitors inpatient admissions beginning with pre-certification, then documents the subsequent admission and discharge. The module is used to monitor pre-certifications, current admissions and length of stay and to provide utilization reports and financial reports of incurred inpatient expenses.

     Sunquest purchased the technology underlying MCM Payor in February 1995 but did not acquire the installed MCM Payor client base. The Company has furthered the development of the MCM Payor technology and released a new version for client-server architecture in September 1996. Subsequent to the release of the new version, the Company has sold and installed one MCM Payor system.

Commercial and Medical Reference Laboratory Systems

     Antrim offers commercial laboratory systems for the medical laboratory marketplace. These departmental clinical systems support laboratory processing, billing processes and business practices of a high-volume commercial laboratory.

     Clinical Systems

          The Answers: General Laboratory is the core product of Antrim. This LIS is a high-volume system, supporting the requirements of all of the departments of a laboratory. The system can be installed in hospital and commercial laboratories.

          The Answers: Microbiology is an additional module to the Answers:
          General Laboratory system and fully automates the microbiology department, allowing it to operate in a paperless environment.

     Financial Systems

          The Answers: Accounts Receivable/Billing application supports order entry, billing production, cash receipts processing, accounts receivable adjustment, management reporting, revenue analysis and cash collection analysis.

          The Answers: General Ledger application supports journal entry, journal processing, posting to the general ledger and the production of accounting reports and financial statements.

          The Answers: Accounts Payable application supports invoice processing, disbursement scheduling and selection, checkbook processing, check production, management reporting and the preparation of accounting reports and 1099 forms.

          The Answers: Materials Management application supports retail sales, purchasing, receiving, inventory control, issuing and distribution of supplies and comprehensive management reporting.

          The Answers: Payroll application supports timecard processing, disbursement scheduling and selection, checkbook processing, check processing, management reporting and the preparation of payroll reports and W-2 forms.

          The Answers: Fixed Assets application supports asset acquisition, transfer and disposition. Comprehensive periodic and management reporting capabilities are available.

          The Answers: Electronic Claims/EDI services provides the capabilities to electronically transmit insurance claims to Medicare, Medicaid and other carriers.

     Information Support Systems

          The Answers: OnlineLab application electronically unites laboratories with the physicians' offices they serve. Special features provide for the online submission of laboratory orders and reporting of results at the physician's office. Comprehensive reporting features are provided, including ad hoc cumulative report generation.

          The Answers: Report Writer application supports query requests, information retrieval from Antrim's systems, data formatting for reporting and disposition of reports to other applications, terminals and/or printers.

          The Answers: Optical Disk Archiving application downloads data from the laboratory's host computer and reformats data for long-term storage. It provides rapid access to archived information and expedient reporting of information to terminals, export files, printers and facsimile machines.

     Business Management Systems

          The Answers: Courier Management application provides the ability to optimize courier routes using route quality electronic maps. This leads to more efficient courier routes, allowing the laboratory to realize savings in courier expenses and increased customer service.


Third-Party Marketing Arrangements

     Sunquest believes that there are advantages to open system solutions that facilitate the interoperation of products from other vendors. Consequently, the Company has entered into an assortment of value added remarketer ("VAR") agreements, joint marketing agreements and licensing agreements with other vendors.

     Hardware and resold software are purchased from third-party vendors under VAR agreements and sold to customers in conjunction with the Company's software products. Hardware support is the responsibility of the hardware manufacturers under agreements negotiated directly between the supplier and the customer or agreements where Sunquest acts as an intermediary in negotiating the support agreement.

     Subsequent to December 31, 1995, the Company entered into agreements with third parties to offer the following functionalities in conjunction with the Company's products:

Point-of-Care

     In May 1996 the Company entered into a joint marketing-referral agreement with PACE Health Management Systems, Inc. ("PACE"). PACE is a growing provider of advanced point-of-care modules, including care planning, assessments, clinical notes, critical pathways and discharge education.

Enterprise Scheduling

     In January 1997 the Company entered into a VAR agreement with Centennial Systems, Inc. which grants Sunquest a non-exclusive license to market, sublicense, support and otherwise use the Baseline 2000 Multi-Resource Scheduling System . This stand-alone product allows clinicians to schedule IDN resources such as rooms, beds, lab tests and outpatient clinics across the IDN's multiple facilities and services.

Rules-Based Orders

     In February 1997 the Company entered into a non-exclusive license agreement with Multum Information Services, Inc. ("Multum") whereby Sunquest will market Multum's MediSource drug information service to be provided as an option with Sunquest's proprietary system. The Company anticipates that the first use of the Multum software development kit will be in enhancements to the CareGiver Communication module to provide comprehensive, patient-specific drug and pharmacy clinical information during the clinical ordering cycle.

Anatomic Pathology

     In February 1997, the Company entered into a VAR agreement with Dynamic Healthcare Technologies, Inc. ("Dynamic"). The agreement grants the Company a non-exclusive license to modify, interface, market, sublicense, support and otherwise use the Dynamic software program known as CoPath Client/Server ("CoPath") which is a computer clinical information system used in surgical pathology, cytology and autopsy. Dynamic has over 250 clients using CoPath.

Products Under Development

     The following products are under development utilizing the same client-server architecture as the Company's existing clinical repository systems.

     CareGiver Workstation will provide a common application for Sunquest's and other vendors' systems, including single point log-on, a common patient finder and device control for display and printing. Sunquest and non-Sunquest applications will have a common "look and feel" for patient inquiry and users will not be required to exit the system to access other vendors' systems. This product will facilitate the inter-operation of CareGiver software with other vendors' open clinical systems. When developed, CareGiver Workstation will supplement or replace CareGiver View.

     CareGiver Documentation will provide tools for planning and documenting patient care throughout the enterprise. The system will support multiple health care professionals, including nurses, therapists and physicians, and will address ambulatory and in-patient settings. CareGiver Documentation will support managed care through clinical pathways defined by the enterprise as well as outcomes management and variance tracking. CareGiver Documentation will significantly enhance the functionality of CareGiver modules by providing a structured, user-friendly methodology for inputting patient information into the clinical repository.

     CareGiver Event Management will provide alerts and decision support to health care providers to assure high quality patient care. The system will accept standardized input from feeder systems in the IntelliCare environment, check this information against a variety of rules and provide prompt notification to clinicians of any adverse situation. The system will also provide expert advice to assist clinicians in determining the optimum, cost effective antibiotic treatment of infectious diseases.

     Cost Management Data Repository ("CMDR") is the planned financial data repository to be integrated with IntelliCare. Data from financial information sources, including actual or estimated service costs, hospital claims, physician claims, patient accounting records and managed care applications, will comprise the repository. By linking financial data to clinical data, CMDR will enable clients to improve the quality and cost of patient care.

     Lab Data Network ("LDN") is a product and service offering comprised of numerous component solutions to address the laboratory consolidation trend in the health care industry. LDN enables disparate lab systems within a health care network to send orders, specimens and results to each other and to a central lab data warehouse. Core lab and "Centers of Excellence" models can be effectively automated with LDN. The outreach client base is provided with a GUI longitudinal results view from the lab data warehouse populated by disparate lab systems.

     Global Participant Index ("GPI") is a generic term for a software product required by IDNs for administration of their membership. This product will uniquely identify a patient or client who may have different identifiers at various hospitals, clinics and physician practices before they joined the integrated network. The GPI accepts inputs from network entities, assigns unique identifiers, if required, and provides positive identification of the member. Enhanced versions of the product enable patient registration, physicians registration, physicians credentialling, automated member chart location and emergency admission data capture in hospitals and others.

     The AnswerNet application is a remote information access system that accesses information on the various Antrim information systems, utilizing industry standard web technology on a corporation intranet.

     There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful and timely development, introduction and marketing of new and enhanced products.


Client Services

     At December 31, 1996, the Company employed a service organization of approximately 370 professionals who provide implementation, application and system support, education and consulting services to the Company's clients. The client services organization primarily employs medical technologists and other health care professionals in supporting and implementing clinical information systems. These personnel are complemented by computer professionals to support complex IDNs. Client services employees attend rigorous training including, where required, a formal nine to 12-month initial training program to comply with the Company's certification requirements.

     Sunquest utilizes a "train the trainer" philosophy to educate its clients. This training consists of a structured process of project management and education with flexible schedule options, with training held at both the Company's and the clients' sites. System conversion, instrument training and operations training are included in the Company's post-implementation program. Each client is assigned a support analyst who understands how the software has been tailored for the client and how best to provide ongoing support. Full application and systems support coverage is available from the Company's "help desk" 24 hours a day and seven days a week. The Company is developing systems to track the quality of its services by providing immediate on-line project status reports to clients and providing on-line client support through an expert system. Instrument interface, network consulting, operating system and hardware support are provided by experts in each area.

     Sunquest also provides consulting services to assist clients in analyzing and implementing strategic organizational changes, such as planning an IDN expansion program, reengineering departmental processes, redesigning local or wide-area networks, and establishing new commercial laboratories. Additional client education services are provided through computer-based training or formal ongoing educational courses and seminars.

     Balance View Consulting is a division of Sunquest that performs consulting primarily to the Company's installed base. The consulting ranges from training in the better use of Sunquest's products to full reengineering projects. Balanced View Consulting will also provide System Managers on a monthly or yearly basis, implementation assistance and specific project work on a hourly-fee basis.


Marketing

     The primary markets for the Company's systems and services are comprised of approximately 3,500 acute care hospitals in the United States and Canada that have more than 250 beds and approximately 4,000 commercial and medical reference laboratories in the United States. The Company also markets its systems and services to approximately 600 hospitals in the United Kingdom and Germany that have more than 100 beds. Sunquest's principal sources of referrals are its clients and consultants. Sunquest also seeks to enhance its market recognition through participation in industry seminars and trade shows, Company-sponsored seminars, the Sunquest User Group and Regional User Group meetings in the United States and the United Kingdom, the Antrim User Group meetings, direct mail campaigns, telemarketing and advertisements in trade journals.

     The Company is also entering into marketing relationships with other industry vendors. For example, in June 1995, the Company joined the IBM Open Healthcare Alliance in which IBM acts as a value-added remarketer of the Company's systems and those of other providers of HCISs. The Company's agreement with IBM covers marketing activities in the United States and Puerto Rico. In October 1995, Sunquest Europa Limited, a wholly owned subsidiary of the Company, entered into an agreement with IBM under which IBM will serve as a value-added remarketer of the Company's systems in certain Asian-Pacific countries. To date, IBM has not sold any of the Company's products. Both IBM agreements are terminable by either IBM or Sunquest upon 90 days' notice.

     The Company's marketing department is composed of a team of specialists in product management, sales support, competitive analysis, quoting, proposals and advertising. Its sales force is organized into six divisions: (i) FlexiLab Sales, offering LISs information systems; (ii) FlexiRad Sales, offering radiology information systems; (iii) European Sales, offering the Company's systems in the United Kingdom and Germany; (iv) IntelliCare Sales, offering clinical information repositories, order entry and enterprise-wide results and data viewing systems; (iv) MCM Payor Sales, targeting third party administrators, insurers and HMOs; and (vi) Antrim Sales, offering commercial and medical reference laboratory systems.

Technology

     Sunquest's HCISs operate on IBM RS6000 and a variety of Digital Equipment Corporation ("DEC") server systems. Users access the Company's applications using IBM compatible PCs and/or terminals. FlexiLab and FlexiRad are offered on both IBM and DEC platforms. IntelliCare, CareGiver Communication, CareGiver View and MCM Payor are offered on the IBM RS6000 and will also be offered on DEC platforms. Antrim's suite of products is being offered on IBM RS6000 and DEC platforms.

     The Company utilizes the M computer language (also known as "MUMPS" or "Massachusetts General Hospital Utility Multi-Programming System") in the development of its departmental clinical systems. IntelliCare and the CareGiver systems have been developed, and MCM Payor is being developed, using a three-tier client-server architecture with the presentation layer (user interface) on the client, the business logic layer on both the client and the server, and the relational database layer. The PC operating system is Windows (currently Windows 3.11 or Windows 95), and the server operating system is UNIX. Antrim has developed all its information systems in the M language. Antrim's Online Lab for Windows system was developed in Visual Basic. The AnswerNet product under development utilizes both M and web standard HTML languages.

     Sunquest is migrating departmental clinical systems to the three-tier client-server model by developing the object-oriented presentation layer and client-side business logic layer so that M-based data structures, relational data structures and object database structures (all residing on the server) can be deployed incrementally, depending on the state of product evolution.
Although the Company does not believe that such migration is currently necessary to satisfy its clients' needs, the Company expects to transition all of its systems and modules to object orientation using the C++ programming language and relational and object database technology.

     Sunquest sells third-party terminals, label and page printers, storage devices and other peripheral devices. The Company also provides services to configure computer systems and networks. The Company has one-year renewable reseller agreements with DEC and IBM and a variety of reseller agreements with other middleware and device vendors.


Research and Development

     The Company believes that the continuing rapid evolution of the HCIS market has made a substantial and sustained commitment to product development essential to the long-term success of its business. The Company has a defined product development process characterized by its release management methodology. This process includes on-going analysis of the HCIS marketplace, determination of users' requirements, preparation of design specifications, and usability testing to ensure that new systems meet clients' standards.

     Sunquest's product development managers are responsible for product architecture, improvements to existing products, construction verification and inspection. The Company's product development engineers are assigned to one of three distinct functional groups: (i) the product engineering group, which is responsible for the ongoing evolution of the Company's existing products to meet the changing demands of the market; (ii) the service engineering group, which prioritizes corrections and improvements to deployed systems; and (iii) the infrastructure engineering group, which researches industry-standard components and develops new technologies for integration into the Company's current and future products. As of December 31, 1996, approximately 156 product development engineers were assigned to improving and extending the Company's existing systems and approximately 56 engineers were assigned to the development of products in new product areas.

     In 1996, 1995 and 1994, the Company's research and development expenses before capitalization of software development costs totaled approximately $12.8 million, $11.8 million and $9.7 million, respectively.


Competition

     The markets for HCISs, including the markets for the Company's information systems, are highly competitive. Most of the Company's revenues are derived from lengthy, competitive procurement processes managed by sophisticated purchasers that extensively investigate and compare the products offered by the Company and its competitors. The Company believes that the principal competitive factors influencing the market for its HCISs include vendor and product reputation, product architecture, functionality and features, ease of use, rapidity of implementation, quality of client support, product performance and price. There can be no assurance that the Company will be able to compete successfully with respect to any of such factors.

     The Company's principal competitors are Cerner Corporation, HBO & Company, Medical Information Technology, Inc., Shared Medical Systems Corporation, Soft Computer Consultants, Inc. and Triple G Corporation. In addition, the Company competes with a large number of other information system vendors. The market for clinical repository systems is in an early stage, and a significant number of vendors are currently offering or developing competitive versions of clinical repository systems. These vendors include not only existing clinical information systems suppliers, but other vendors throughout the HCIS industry, such as suppliers of practice management systems.

     Many of the Company's current and potential competitors have significantly greater financial, managerial, development, technical, marketing and sales resources than the Company and may be able to devote those resources to develop and introduce clinical information systems more rapidly than the Company or clinical information systems with significantly greater functionality than, and superior overall performance to, those offered by the Company. These competitors may also be able to initiate and withstand significant price decreases more effectively than the Company. Moreover, the continuing consolidation of hospitals and other health care providers has resulted in fewer individual purchasing decisions, a trend that may favor larger vendors with greater numbers of hospitals currently under contract.

     To be competitive, the Company must be able to respond effectively to the introduction of new and improved HCISs by its competitors. There can be no assurance that the Company will be able to develop new or improved HCISs and services in a timely and cost effective manner or that the Company's current and future HCISs and services will achieve and maintain market acceptance.


Regulation

     The United States Food and Drug Administration ("FDA") is authorized to regulate medical devices under the Federal Food, Drug and Cosmetic Act, as amended. In 1989, the FDA issued a draft policy addressing the regulation of certain computer software products as medical devices. The draft policy stated that the FDA would regulate certain computer software products via the FDA's "general controls," which include registration listing, good manufacturing practices and the clearance of pre-market notifications ("501(k)s"), and that other types of computer software products also considered by the FDA to be medical devices would not be actively regulated.

     The FDA has been inconsistent in its interpretation, application and enforcement of this draft policy. At present, the FDA is actively reevaluating this draft policy to determine the types of computer software products it will consider to be medical devices and how they will be regulated. Recent public statements made by FDA representatives suggest that certain computer software products will be regulated via a variety of FDA controls, including clearance of a 510(k) demonstrating "substantial equivalence" to other products prior to marketing. Other computer software products may be regulated via "software quality audits" verifying that the computer software has been appropriately developed plus other regulatory controls. Other types of computer software products would be only minimally regulated.

     Depending on how the FDA interprets and applies it policies as well as the type of computer software at issue, the Company's software products may be subject to any of these requirements. It is also possible that the Company's software products, other than its blood bank software products, will not be actively regulated.

     In March 1994, the FDA issued a letter advising that the FDA considers medical devices to include software products intended for use in the manufacture of blood and blood components or for the maintenance of data used to assist personnel in making decisions concerning the suitability of blood donors and the release of blood or blood components for transfusion or further manufacture. As such, the FDA determined that manufacturers and distributors of these products, such as the Company, are subject to FDA regulation, including the submission of 510(k)s. In October 1995, the FDA extended the time for blood bank software manufacturers to file 510(k)s with the FDA to March 31, 1996. Sunquest complied with this requirement within such deadline. Antrim complied with this requirement in April 1996, having applied for and received an extension of time to file its 510(k).

     Antrim was the subject of a good manufacturing practices ("GMP") audit conducted by the FDA in March 1996. As a result of the audit, Antrim received a warning letter from the FDA in June 1996 instructing Antrim to resolve certain GMP issues and to contract with an independent, third-party auditor to certify that certain procedures were in place. The independent audit was conducted in November 1996 and the results of the audit indicated that the non-compliance issues had not been resolved. Sunquest intends to assist Antrim in achieving compliance with FDA policies going forward and to help Antrim sunset Antrim's blood bank product and replace it with Sunquest's blood bank product. Until then, Sunquest intends to (i) provide quality assurance management, guidance and assistance to Antrim, (ii) oversee Antrim's implementation of good manufacturing practices, and (iii) assist Antrim in developing the necessary procedures and processes for software testing and support.

     Compliance with the FDA's current requirements, and any future requirements imposed by the FDA, could be costly and could delay or preclude the introduction of certain new products. The Company is unable to determine at this time the effect, if any, that these requirements may have on its business.

     In addition, the health care industry is subject to changing political, economic and regulatory influences that may effect the procurement practices and operation of health care providers. Many lawmakers have announced that they intend to propose programs to reform the United States health care system.
These programs may contain proposals to increase governmental involvement in health care, lower reimbursement rates and otherwise change the regulatory environment in which the Company's clients operate. Health care providers may react to these proposals and the uncertainty surrounding such proposals by curtailing or deferring investments, including those for the Company's HCISs. Even if health care providers do not curtail or defer investments, they may institute cost containment measures in anticipation of regulatory reform or for other reasons. These measures may result in greater selectivity in the allocation of capital funds, which could have a material adverse effect on the Company's ability to sell its HCISs and services. The Company cannot predict with any certainty what impact, if any, such legislative or market-driven reforms might have on its business and results of operations. There can be no assurance that such proposed changes, if adopted, would not have a material adverse effect on the Company's business and results of operations.


Proprietary Rights

     The Company's future success depends in large part upon its ability to protect its technology and proprietary rights. The Company relies on a combination of patent, copyright, trade secret and trademark laws and contractual restrictions to establish and protect its proprietary rights, although the laws of certain foreign countries in which the Company licenses or may license its products may not protect the Company's proprietary rights to the same extent as do laws in the United States. It is the Company's policy to require employees, consultants, clients and, in certain circumstances, suppliers to execute nondisclosure agreements upon the commencement of a relationship with the Company.

     The system acquisition agreements under which the Company licenses its software products to its clients generally prohibit the assignment or transfer of the software or use of the software by any person or entity other than the named client or its affiliates or successors. The agreements provide that the Company retains ownership of the software and proprietary information and of all rights therein. Except for information which is in the public domain, the client is required to hold the software and proprietary information in confidence and use reasonable care to preserve and safeguard such information.

     The trade name Sunquest and other trade names used by Sunquest in its business, such as FlexiLab and FlexiRad, have been registered in the United States Patent and Trademark Office. The name Sunquest has also been registered by Sunquest in the United Kingdom and Germany. The trade name Antrim and other trade names used by Antrim in its business, such as Answers and The Answer is Antrim, have also been registered with the United States Patent and Trademark Office. See "--General." In addition, certain of the Company's products are the subject of patent protection or a pending patent application.

     Despite the actions taken by the Company to protect its technology and proprietary rights, it may nonetheless be possible for third parties to misappropriate the Company's technology and proprietary information or to develop independently similar or superior technology. There can be no assurance that the legal protections afforded to the Company and the measures taken by the Company will be adequate to protect its intellectual property. Any misappropriation of the Company's technology or proprietary information could have a material adverse effect on the Company's business and results of operations. Moreover, the Company is subject to the risk that others will assert adverse claims and commence litigation alleging infringement or misappropriation of their intellectual property rights. From time to time, certain persons have made such claims against the Company. Although the Company does not know of any infringement or misappropriation by the Company of proprietary rights of others, there can be no assurance that others will not assert claims or commence litigation with respect to the Company's current or future HCISs. In any such event, the Company may be required to engage in protracted and costly litigation, regardless of the merits of such claims; discontinue the use of certain software codes, processes or trademarks; cease to manufacture, use and license infringing products; develop non-infringing technology; or enter into license arrangements with respect to the disputed intellectual property. There can be no assurance that the Company would be able to develop alternative technology or that any necessary licenses would be available or that, if available, such licenses could be obtained on commercially reasonable terms. Responding to and defending any of these claims could distract the attention of management and have a material adverse effect on the Company's business and results of operations.


System Acquisition Agreements

     The Company typically furnishes its systems to its clients pursuant to system acquisition agreements that grant perpetual, non-exclusive and non-transferable licenses to use those systems, including the source code for certain of the Company's proprietary software included therein. Under these agreements, the Company also resells certain items of hardware to its clients. Clients pay specified fees for the license of software proprietary to the Company and the sublicense of software proprietary to third parties. Clients also pay specified fees for hardware, installation and training in the use of the system. License fees for the Company's systems are typically based on a number of factors, including the number and type of software modules included in the system, as well as the volume of use by the client. The Company generally supports and maintains the licensed systems and provides modifications, enhancements and upgrades for a monthly fee under separate maintenance agreements.


Backlog

     At December 31, 1996, the Company had a total contract backlog of $87.3 million, which consisted of $41.9 million of system sales and $45.4 million of support and service. At December 31, 1995, total contract backlog was $62.7 million, which consisted of $33.7 million of system sales and $29.0 million of support and service. System sales backlog consists of the unearned amounts of signed contracts which have not yet been recognized as revenues. Support and service backlog consists primarily of contracted software support for a period of 12 months. The Company is unable to predict accurately the amount of backlog it expects to fill in any particular period, since it adjusts the timing of installations to accommodate clients' needs and since installations typically require eight to 12 months to complete.

Employees

     As of December 31, 1996, the Company had 755 employees. None of the Company's employees are represented by a labor union, nor has the Company experienced any work stoppages. The Company believes that it has good relations with its employees.


Executive Officers of the Registrant

     Information concerning the executive officers of the Company is set forth below.


Name                         Age                     Position
----                         ---                     --------

Sidney A. Goldblatt           62  President, Chief Executive Officer and
                                  Director
Richard A. Wesson             56  Chief Operating Officer
Nina M. Dmetruk               44  Executive Vice President-Chief Financial
                                  Officer, Secretary and Director
Albert A. DeStefano           53  Executive Vice President-Sales and Marketing
James F. Garliepp             45  Executive Vice President-Chief Technology
                                  Officer
Joanna S. Broder              53  Senior Vice President-Client Services
Samuel A. Miller              58  Senior Vice President-Engineering
T. Paul Thomas                37  Senior Vice President-Marketing
Bradley L. Goldblatt          33  Treasurer and Director

     Sidney A. Goldblatt, M.D., a co-founder of the Company, has been President of the Company since 1986, Chief Executive Officer since December 1994 and a director of the Company since its formation in 1979. Dr. Goldblatt also served as Chief Operating Officer of the Company from December 1992 to August 1994. Dr. Goldblatt has served as President and sole shareholder of S. Goldblatt Pathology Associates, P.C. since 1971.

     Richard A. Wesson, Ph.D., has been Chief Operating Officer since August 1994. From July 1990 until he joined the Company, Dr. Wesson was employed by Wyse Technology, a supplier of computer terminals, where he served as Vice President of Business Development and Strategic Management from July 1993 to June 1994 and as Vice President of the Systems Division from February 1992 to July 1993.

     Nina M. Dmetruk has been Executive Vice President-Chief Financial Officer of the Company since September 1991 and a director of the Company since December 1991. She has served as Secretary of the Company since August 1996. Effective May 26, 1996, Ms. Dmetruk entered into an employment agreement with the Company under which she agreed to serve as the Executive Vice President-Chief Financial Officer of the Company on a full-time basis. During her earlier service as Executive Vice President-Chief Financial Officer, Ms. Dmetruk was not an employee of the Company and devoted approximately 60% to 80% of her time to the Company's business. Ms. Dmetruk is a CPA and a CFP and until May 1996 was the sole owner of a public accounting firm for more than five years.

     Albert A. DeStefano has been Executive Vice President-Sales and Marketing since February 1997. From May 1996 until he joined the Company, Mr. DeStefano was employed by the Emtek Division of Motorola, a health care software company, where he served as President and Chief Executive Officer. From July 1993 to May 1996, Mr. DeStefano was employed by Emtek Healthcare Systems, Inc., a health care software company, where he served as Director and Chief Executive Officer. From October 1992 to July 1993, Mr. DeStefano was a Consultant for Sheldon Dornfest Associates, LTD, a health care consulting company. From October 1989 to October 1992, Mr. DeStefano was Chief Operating Officer of the Company.

     James F. Garliepp has been Executive Vice President-Chief Technology Officer since September 1991. Mr. Garliepp previously served as Senior Vice President-Technology from 1989 to September 1991 and served in various other positions from 1982 to 1989.

     Joanna S. Broder joined the Company in March 1997 as Senior Vice President-Client Services. From January 1995 until she joined the Company, Ms. Broder was employed by AT&T Government Markets, a telecommunications company, where she served as Assistant Vice President, Collaborative Solutions. From November 1989 to November 1994, Ms. Broder was employed by Digital Equipment Corporation, a computer manufacturing company, where she served as Program Manager.

     Samuel A. Miller has been Senior Vice President-Engineering since January 1997. From August 1996 until January 1997, Mr. Miller served as Vice President-Strategic Planning of the Company. From March 1996 to July 1996, Mr. Miller was a Consultant for the Worldcare Corporation, a health care telemedicine company. From March 1994 to December 1995, Mr. Miller was employed by Massachusetts General Hospital, where he served as Senior Vice President of Operations and Chief Information Officer. From January 1992 to March 1994, Mr. Miller was employed by Chedoke-McMaster Hospitals, where he served as Vice President of Professional Services and Chief Information Officer.

     T. Paul Thomas joined the Company in May 1996 as Senior Vice President-Marketing. From October 1994 until he joined the Company, Mr. Thomas was employed by Apple Computer, Inc., where he served as Director of Channel Strategy from October 1994 to January 1996 and as Senior Director of Channel Marketing from January 1996 to April 1996. From November 1993 to October 1994, Mr. Thomas was employed by Artisoft, Inc., a hardware, software and systems sales and marketing company, where he served as Vice President of Channel Development from November 1993 to February 1994 and as Vice President of Worldwide Marketing from February 1994 to October 1994. From January 1990 to November 1993, Mr. Thomas was employed by Compaq Computer Corp., Inc., where he served as Manager of Marketing Operations from January 1991 to September 1992 and as Director of Channel Development from September 1992 to November 1993.

     Bradley L. Goldblatt has been Treasurer and a director of the Company since December 1992. From June 1991 to February 1993, he was a Research Laboratory Technician at the Eye and Ear Institute of Pittsburgh. Bradley Goldblatt is the son of Dr. Goldblatt.

     The executive officers of the Company are elected by and serve at the discretion of the Board of Directors.


Item 2.    Properties.

     The Company's principal executive and administrative offices and its sales and marketing, customer services and product development facilities are located in two buildings containing 102,000 square feet of office space and 85,000 square feet of office space, respectively, in Tucson, Arizona, which the Company leases from Any Travel, Inc., a travel agency located in Tucson, Arizona, which is owned by related parties. The lease for the 102,000 square foot building, which includes an adjacent two-level parking facility, currently requires monthly rental payments of $92,128 and expires in September 2001. The Company occupies approximately 36,000 square feet of office space in the other building and subleases the remaining space to a number of subtenants. The lease for the second building currently requires monthly rental payments of $70,940 and expires in May 2004. Sunquest receives monthly rental payments under the subleases totaling approximately $46,000. The Company also owns a two-story building, containing approximately 18,000 square feet, in Johnstown, Pennsylvania, which it intends to use as an office facility.

     On February 21, 1997, the Company purchased land and a building in Tucson, Arizona, for cash in the amount of $1.8 million. The Company anticipates the facility will be used for customer-related activities.

     Antrim leases office space in Plano, Texas, containing approximately 47,420 square feet. The lease currently requires monthly rental payments of $55,323 and expires in May 2001.

     The Company believes that its facilities will be adequate for its current operations for at least the next twelve months.

     Borrowings under the Company's line of credit with Bank of America
Arizona are secured by all of the Company's assets. The Company has also granted liens on all of its assets to a vendor to secure amounts due for the purchase of hardware and other equipment.

Item 3.    Legal Proceedings.

     As of the date hereof, the Company is not a party to any proceedings the outcome of which, in the opinion of management, would have a material adverse effect on the Company's results of operations or financial condition.

     On June 20, 1995, the Company received a letter from the attorney for a software producer in California claiming that certain communications between the companies gave rise to a contract for, among other things, the development of a Sunquest radiology scheduling system using technology developed by the software producer. The letter alleged that the software producer had incurred damages of approximately $3.9 million as a result of Sunquest's breach of the alleged contract and further asserted that the software producer was prepared to commence litigation immediately. By letter of June 22, 1995, the attorney was informed of Sunquest's position that it had not entered into a contract with the software producer and that the asserted claim for breach of contract was meritless. To the Company's knowledge, no lawsuit has been filed. In the event that the alleged claim is pursued in court, the Company believes that the resolution of the claim will not have a material adverse effect on its results of operations or financial condition.


Item 4.    Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of shareholders during the quarter ended December 31, 1996.


                                    Part II

Item 5.    Market for Registrant's Common Equity and Related
           Stockholder  Matters.

     The Company's Common Stock is traded on the over-the-counter market and is quoted on the Nasdaq National Market System under the symbol "SUNQ." Trading commenced May 31, 1996 as a result of the Company's initial offering of stock to the public. The following table sets forth, for the periods indicated, the high and low sales prices of the Common Stock as reported by the Nasdaq National Market System.

                                      Price Range
Period                             High          Low
------------------------------------------------------
1996
  Second quarter (from May 31)    $19.750      $12.000
  Third quarter                   $19.000      $10.125
  Fourth quarter                  $18.625      $13.000

     Except for S corporation distributions, no dividends have been declared or paid on the Company's Common Stock. The Company anticipates that it will retain future earnings, if any, to fund the development and growth of its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The Company's line of credit and guaranty agreements prohibit the payment of any capital distributions or dividends other than the S corporation distributions. At March 21, 1997, there were 18 holders of record of the Common Stock, and the Company believes that on that date there were in excess of 700 beneficial owners of the Common Stock.


Item 6.    Selected Financial Data.

     The information required by this item is included in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1996 (the "Annual Report") and is incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The information required by this item is included in the Annual Report and is incorporated herein by reference.


Item 8.    Financial Statements and Supplementary Data.

     The financial statements, together with the report thereon of Ernst & Young LLP dated February 14, 1997, and supplementary data required by this item are included in the Annual Report and are incorporated herein by reference.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     On March 6, 1996, the Company's Board of Directors ratified management's decision to retain Ernst & Young LLP as the independent accountants for the Company and dismissed the Company's former auditors. The former auditors did not report on the Company's financial statements for the year ended December 31, 1995. There were no disagreements with the former auditors on any matter regarding accounting principles or practices, financial statement disclosures or auditing scope or procedures related to the financial statements which the former auditors reported on at the time of the change or with respect to the Company's financial statements which the former auditors reported on for the fiscal year 1994, which, if not resolved to the former auditors' satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report. Prior to retaining Ernst

& Young LLP, the Company had not consulted with Ernst & Young LLP regarding accounting principles.


                                    Part III

Item 10.    Directors and Executive Officers of the Registrant.

     The information required by this item with respect to directors is included in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders (the "Proxy Statement") and is incorporated herein by reference.

     The information required by this item with respect to executive officers is included in Item 1 of this Form 10-K under "Executive Officers of the Registrant."


Item 11.    Executive Compensation.

     The information required by this item is included in the Proxy Statement and is incorporated herein by reference.


Item 12.    Security Ownership of Certain Beneficial Owners and
            Management.

     The information required by this item is included in the Proxy Statement and is incorporated herein by reference.


Item 13.    Certain Relationships and Related Transactions.

     The information required by this item is included in the Proxy Statement and is incorporated herein by reference.

                                    Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

  (a)  The following documents are filed as a part of this Report:

  (1)  Financial Statements (Incorporated by reference in Item 8)
       ----------------------------------------------------------

       Report of Independent Auditors dated February 14, 1997

       Consolidated Balance Sheets as of December 31, 1996 and 1995

       Consolidated Statements of Income for the years ended December 31, 1996, 1995 and 1994

       Consolidated Statements of Shareholders' Equity for the years ended December 31, 1996, 1995 and 1994

       Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

       Notes to Consolidated Financial Statements

       [All financial statement schedules are omitted as inapplicable or because the required information is included in the Consolidated Financial Statements or the Notes to Consolidated Financial Statements]

  (2)  Exhibits
       --------

   2A Stock Purchase Agreement with The Compucare Company, dated as of November 26, 1996, filed as Exhibit 2A to Form 8-K dated December 11, 1996 and incorporated herein by reference.

   3A   Amended and Restated Articles of Incorporation of the registrant. (1)

   3B   Amended and Restated Bylaws of the registrant. (1)

   10A Profit Sharing Plan, as amended December 28, 1994, together with Profit Sharing Trust Agreement. (1) (2)

   10B Lease Agreement dated as of September 17, 1991 between the registrant, as lessee, and Any Travel, Inc., as lessor, with respect to the premises located at 4801 East Broadway Boulevard, Tucson, Arizona. (1)

     10C Promissory Note dated as of June 15, 1992 from Any Travel, Inc. to the registrant. (1)

     10D Continuing Guaranty Agreement dated June 4, 1992, as amended March 1 1996, of the registrant to Bank of America Arizona, together with related Promissory Note dated June 4, 1992 from Any Travel, Inc. to Bank of America Arizona. (1)

     10E Triple Net Lease Agreement dated as of May 2, 1994 between the registrant, as lessee, and Any Travel, Inc., as lessor, with respect to the premises located at 1121-1161 North El Dorado Place in Tucson, Arizona. (1)

     10F Promissory Note dated as of May 2, 1994 from Any Travel, Inc. to the registrant. (1)

     10G Employment Agreement dated May 6, 1994 between Reid Scott Holbrook and the registrant. (1) (2)

     10G.1   Amendment dated May 24, 1996 to Exhibit 10G. (2) (3)

     10H Employment Agreement dated July 24, 1994 between Richard A. Wesson and the registrant. (1) (2)

     10H.1   Amendment dated May 26, 1996 to Exhibit 10H. (2) (3)

     10I.1   Stock Incentive Plan of 1996, as amended November 8, 1996. (2) (3)

     10K Business Loan Agreement dated as of March 8, 1996, as amended March 11, 1996, among the registrant, Sunquest Europa Limited and Bank of America Arizona, and related Security Agreements. (1)

     10K.1   Amendment dated November 29, 1996 to Exhibit 10K. (3)

     10L Management Services Agreement dated as of March 28, 1996, between the registrant and LabFUSION, Inc. (1)

     10M Trademark License Agreement dated as of April 1, 1993, between the registrant, as licensor, and LabFUSION, Inc., as licensee. (1)

     10N Tax Indemnification Agreement dated as of April 30, 1996, between the registrant and its shareholders of record as of April 30, 1996. (1)

     10O Agreement dated as of September 23, 1994 between the registrant and IDX Corporation. (1)

     10P Employment Agreement effective May 26, 1996 between Nina M. Dmetruk and the registrant. (1) (2)

     10Q Lease dated June 1, 1996 between Antrim Corporation, as lessee, and Massachusetts Mutual Life Insurance Company, as lessor, with respect to office space in Plano, Texas. (3)

     10R Employment Agreement dated as of January 31, 1997 between Albert A. DeStefano and the registrant. (2) (3)

     10S Form of Underwriting Agreement dated May 30, 1996, filed as Exhibit 1A to Registration Statement No. 333-2790 and incorporated herein by reference.

     13A Financial Information Section of Annual Report to Shareholders for 1996. (3)

     16A     Letter regarding change in independent auditors, dated
             May 9, 1996. (1)

     21B     Subsidiaries of the registrant. (3)

     23G     Consent of Independent Auditors dated March 23, 1997. (3)

     27B     Financial Data Schedule for the year ended December 31, 1996. (3)

  ___________________

  (1) Filed, under the same number, as an exhibit to Registration Statement No. 333-2790 and incorporated herein by reference.

  (2) Management contract or compensatory plan or arrangement.

  (3) Filed herewith.

  (b)  Reports on Form 8-K

       A Current Report on Form 8-K, dated December 11, 1996, was filed by the registrant during the quarter ended December 31, 1996 reporting the purchase of all of the outstanding stock of Antrim Corporation.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Johnstown, Commonwealth of Pennsylvania, on March 27, 1997.

                            SUNQUEST INFORMATION SYSTEMS, INC.
                                       (Registrant)

                            By:  /s/ Sidney A. Goldblatt
                                -------------------------------------
                                President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


       Signature                          Title                     Date
       ---------                          -----                     ----

/s/  Sidney A. Goldblatt     President and Chief Executive     March 27, 1997
------------------------     Officer (Principal Executive
 Sidney A. Goldblatt         Officer) and Director

/s/  Nina M. Dmetruk         Executive Vice President and      March 27, 1997
------------------------     Chief Financial Officer
 Nina M. Dmetruk             (Principal Financial and
                             Accounting Officer) and Director

/s/  Bradley L. Goldblatt    Director                          March 27, 1997
-------------------------
Bradley L. Goldblatt

/s/  Richard W. Barker       Director                          March 27, 1997
------------------------
 Richard W. Barker

/s/  Stanley J. Lehman       Director                          March 27, 1997
------------------------
Stanley J. Lehman

                      SUNQUEST INFORMATION SYSTEMS, INC.


               Form 10-K For Fiscal Year Ended December 31, 1996
                          Commission File No. 0-28212
                      ----------------------------------

                                 EXHIBIT INDEX
                                 -------------


  Exhibit No.    Document
  -----------    --------

  2A Stock Purchase Agreement with The Compucare Company, dated as of November 26, 1996.*

  3A Amended and Restated Articles of Incorporation of the registrant.*

  3B             Amended and Restated Bylaws of the registrant.*

 10A Profit Sharing Plan, as amended December 28, 1994, together with Profit Sharing Trust Agreement.*

 10B Lease Agreement dated as of September 17, 1991 between the registrant, as lessee, and Any Travel, Inc., as lessor, with respect to the premises located at 4801 East Broadway Boulevard, Tucson, Arizona.*

 10C             Promissory Note dated as of June 15, 1992 from Any Travel, Inc.
                 to the registrant.*

 10D Continuing Guaranty Agreement dated June 4, 1992, as amended March 15, 1996, of the registrant to Bank of America Arizona, together with related Promissory Note dated June 4, 1992 from Any Travel, Inc. to Bank of America Arizona.*

 10E Triple Net Lease Agreement dated as of May 2, 1994 between the registrant, as lessee, and Any Travel, Inc., as lessor, with respect to the premises located at 1121-1161 North El Dorado Place in Tucson, Arizona.*

 10F             Promissory Note dated as of May 2, 1994 from Any Travel, Inc.
                 to the registrant.*

 10G Employment Agreement dated May 6, 1994 between Reid Scott Holbrook and the registrant.*

 10G.1           Amendment dated May 24, 1996 to Exhibit 10G.

 10H             Employment Agreement dated July 24, 1994 between Richard A.
                 Wesson and the registrant.*

 10H.1           Amendment dated May 26, 1996 to Exhibit 10H.

 10I.1           Stock Incentive Plan of 1996, as amended November 8, 1996.

 10K Business Loan Agreement dated as of March 8, 1996, as amended March 11, 1996, among the registrant, Sunquest Europa Limited and Bank of America Arizona, and related Security Agreements.*

 10K.1           Amendment dated November 29, 1996 to Exhibit 10K.

 10L Management Services Agreement dated as of March 28, 1996 between the registrant and LabFUSION, Inc.*

 10M Trademark License Agreement dated as of April 1, 1993 between the registrant, as licensor, and LabFUSION, Inc., as licensee.*

 10N Tax Indemnification Agreement dated as of April 30, 1996 between the registrant and its shareholders of record as of April 30, 1996.*

 10O Agreement dated as of September 23, 1994 between the registrant and IDX Systems Corporation.*

 10P             Employment Agreement effective May 26, 1996 between Nina M.
                 Dmetruk and the registrant.*

 10Q Lease dated June 1, 1996 between Antrim Corporation, as lessee, and Massachusetts Mutual Life Insurance Company, as lessor, with respect to office space in Plano, Texas.

 10R Employment Agreement dated as of January 31, 1997 between Albert A. DeStefano and the registrant.

 10S             Form of Underwriting Agreement dated May 30, 1996.*

 13A             Financial Information Section of Annual Report to
                 Shareholders for 1996.

 16A Letter regarding change in independent auditors, dated May 9, 1996.*

 21B             Subsidiaries of the registrant.

 23G             Consent of Independent Auditors, dated March 23, 1997.

 27B             Financial Data Schedule for the year ended December 31, 1996.

___________________
*Incorporated by reference.