Form 10-Q
period 1997-03-31
SUNQUEST INFORMATION SYSTEMS INC
filed 1997-05-09
CIK 1011340

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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


On May 7, 1997, there were 15,365,422 shares of Common Stock outstanding.

                       Sunquest Information Systems, Inc.
                                   Form 10-Q
                 For the Quarterly Period Ended March 31, 1997

                               Table of Contents


                                                                 Page
                                                                 ----
Part I.           Financial Information

 Item 1.          Financial Statements

                  (a.) Condensed consolidated balance sheets        3
                  as of March 31, 1997 (unaudited) and
                  December 31, 1996

                  (b.) Condensed consolidated statements of         4
                  income for each of the three month periods ended March 31, 1997 and March 31, 1996
                  (unaudited)

                  (c.)  Condensed consolidated statements of        5
                  cash flows for each of the three months
                  ended March 31, 1997 and March 31, 1996
                  (unaudited)

                  (d.)  Notes to condensed consolidated             6
                  financial statements

  Item 2.         Management's Discussion and Analysis of           8
                  Financial Condition and Results of Operations

Part II.          Other Information

  Item 1.         Legal Proceedings                                11

  Item 2.         Changes in Securities                            11

  Item 3.         Defaults Upon Senior Securities                  11

  Item 4.         Submission of Matters to a Vote of  Security     11
                  Holders

  Item 5.         Other Information                                11

  Item 6.         Exhibits and Reports on Form 8-K                 11

                  (a.)  Exhibits                                   11

                  (b.)  Reports on Form 8-K                        11

Signatures                                                         12

Part I.  Financial Information
Item 1. Financial Statements

                       Sunquest Information Systems, Inc.
                     Condensed Consolidated Balance Sheets
                                 (In thousands)

                                            March 31,   December 31,
                                              1997          1996
                                            --------       --------
                                           (unaudited)
ASSETS

Cash and cash equivalents                   $ 28,646        $31,911
Trade receivables, net                        33,364         30,283
Receivable from related party                     72              2
Other current assets                           3,335          3,676
Deferred tax asset                             3,940          3,940
                                            --------       --------
  Total current assets                        69,357         69,812

Property and equipment, net                   11,376          9,371
Capital leases from related party, net         4,690          4,888
Software development costs, net               12,748          9,936
Other assets                                   2,255          2,904
                                            --------       --------
  Total assets                              $100,426        $96,911
                                            ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts  payable                           $  3,972        $ 2,833
Current portion of long-term debt                  -            289
Accrued compensation and related taxes         4,975          4,669
Accrued expenses                               6,961          6,817
Obligations under capital leases from
 related party                                   642            613
Obligations under capital lease                   23             40
Deferred revenue                              10,714         11,586
Related party payable                          3,900          3,900
Other liabilities                              1,000              -
                                            --------       --------
  Total current liabilities                   32,187         30,747

Obligations under capital leases from
 related party                                 5,612          5,783
Obligations under capital lease                  138            138
Deferred income taxes                          2,076          2,076
Transition costs                               1,400          1,400
Other liabilities                              1,000              -

Shareholders' equity                          58,013         56,767
                                            --------       --------
  Total liabilities and shareholders'
   equity                                   $100,426        $96,911
                                            ========       ========

See accompanying notes.

                       Sunquest Information Systems, Inc.
                  Condensed Consolidated Statements of Income
                    (In thousands, except per share amounts)
                                  (Unaudited)


                                                     Three Months Ended
                                                           March 31,
                                                     ------------------
                                                       1997       1996
                                                     --------  --------

    Revenues:
     System sales                                     $12,818   $ 8,557
     Support and service                               11,789     8,160
                                                     --------  --------
    Total revenues                                     24,607    16,717
                                                     --------  --------
    Operating expenses:
     Cost of system sales                               6,393     3,652
     Client services                                    6,119     4,669
     Research and development                           3,310     2,387
     Sales and marketing                                3,179     2,400
     General and administrative                         3,414     1,932
                                                     --------  --------
    Total operating expenses                           22,415    15,040
                                                     --------  --------

    Operating income                                    2,192     1,677
    Other income (expense):
     Interest income                                      385        90
     Interest expense                                    (124)     (387)
     Other                                               (166)      186
                                                     --------  --------
    Income before income taxes                          2,287     1,566
    Income tax provision                                  984        31
                                                     --------  --------
    Net income                                        $ 1,303   $ 1,535
                                                     ========  ========
    Earnings per share determination:
     Historical income before income taxes            $ 2,287   $ 1,566
      Income tax provision:
       Actual                                             984         -
       Pro forma                                            -       673
                                                     --------  --------
    Applicable net income                             $ 1,303   $   893
                                                     ========  ========
    Weighted-average shares outstanding                15,364    11,904
                                                     ========  ========

    Net income per share:
     Actual                                             $0.08         -
                                                     ========  ========
     Pro forma                                              -     $0.08
                                                     ========  ========


See accompanying notes.

                       Sunquest Information Systems, Inc.
                Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)

                                                    Three Months Ended
                                                         March 31,
                                                    ------------------
                                                      1997       1996
                                                    --------   -------
Cash flows from operating activities:
  Net income                                         $ 1,303   $ 1,535
  Adjustments to reconcile net income to
    net cash provided by operating
     activities:
    Depreciation and amortization                      1,857     1,265
    Bad debt expense                                     312       150
    Deferred revenue                                    (872)      654

  Changes in operating assets and
   liabilities:
    Receivables                                       (3,393)     (816)
    Inventory                                            377      (516)
    Prepaid expenses and other                          (143)      (50)
    Other assets                                         693       (30)
    Accounts payable                                   1,139       596
    Accrued compensation and related
     taxes                                               306       707
    Other accrued expenses                               144      (295)
                                                    --------   -------
      Net cash provided by operating
       activities                                      1,723     3,200
                                                    --------   -------

Cash flows from investing activities:
  Issuance of notes receivable from
   related party                                         (70)     (393)
  Purchase of property and equipment                  (2,726)     (146)
  Capitalized software development costs              (1,687)     (797)
                                                    --------   -------
      Net cash used in investing
       activities                                     (4,483)   (1,336)
                                                    --------   -------

Cash flows from financing activities:
  Net repayments under line of credit                      -      (846)
  Principal payments on debt                            (289)     (200)
  Principal payments on capitalized
   leases from related party                            (142)     (118)
  Principal payments on capitalized
   lease                                                 (17)        -
  Net proceeds from employee stock
   purchase plan                                          35         -
  S corporation distributions                              -       (57)
                                                    --------   -------
      Net cash used in financing
       activities                                       (413)   (1,221)
                                                    --------   -------

Foreign currency translation adjustment                  (92)      (29)
                                                    --------   -------
      Net (decrease) increase in cash
       and cash equivalents                           (3,265)      614
Cash and cash equivalents at beginning
 of period                                            31,911       352
                                                    --------   -------
Cash and cash equivalents at end of
 period                                              $28,646   $   966
                                                    ========   =======

See accompanying notes.

Notes to Condensed Consolidated Financial Statements


Note 1 - Interim Statement Presentation

The unaudited, condensed, consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles for the preparation of interim financial statements. Accordingly, certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed. It is suggested that these condensed, consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto incorporated by reference into the Company's 1996 Annual Report to the Securities and Exchange Commission on Form 10-K. The 1996 balance sheet amounts are derived from audited statements.

In the opinion of management, all necessary adjustments have been made to provide a fair presentation. The operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for any other interim period or for the full year ending December 31, 1997.


Note 2 - Initial Public Offering

On June 10, 1996, the Company completed its initial offering of stock to the public. A total of 3,450,000 shares of Common Stock were sold for net proceeds to the Company of approximately $50.1 million, after deducting expenses of the offering of $1.2 million and underwriters' discounts and commissions of approximately $3.9 million.

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

The provisions for income taxes subsequent to the change in corporate tax status are accounted for in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."


Note 4 - Employee Stock Purchase Plan

On March 31, 1997, 2,835 shares of the Company's Common Stock were issued for approximately $35,000 in connection with the Employee Stock Purchase Plan.


Note 5 - Pro Forma Net Income and Net Income Per Share Information

Pro forma net income has been computed as if the Company had been subject to federal and all applicable state income taxes at an estimated tax rate of 43%. Pro forma net income per share is based on the weighted-average number of shares of Common Stock outstanding during the period. Common share equivalents consist of shares issuable upon exercise of stock options that were granted on or after May 31, 1996, using the treasury stock method. Such options were antidilutive for the three months ended March 31, 1997.


Note 6 - Recently Issued Accounting Standard

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128), which is required to be adopted by the Company for the year ended December 31, 1997. The provisions of SFAS No. 128 will be adopted in the 1997 Annual Report. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating earnings per share, the dilutive effect of stock options will be excluded for "basic earnings per share" and only included in "diluted earnings per share." The impact of SFAS No. 128 on the calculation of actual and pro forma earnings per share for the three months periods ended March 31, 1997 and 1996 is not expected to be material.

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

       On November 26, 1996, the Company purchased all of the outstanding stock of Antrim Corporation ("Antrim") from Antrim's parent corporation, The Compucare Company, for $5.0 million in cash in a transaction accounted for under the purchase method of accounting. The results of operations of Antrim have been included in the Company's financial statements since the date of acquisition.

       The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for any other interim period or for the full year ending December 31, 1997.

Results of Operations
---------------------

Comparison of Three Months Ended March 31, 1997 and March 31, 1996

       Revenues. The Company's total revenues were $24.6 million for the three months ended March 31, 1997 compared to $16.7 million for the three months ended March 31, 1996, an increase of $7.9 million, or 47.2%. Revenues from system sales were $12.8 million for the three months ended March 31, 1997 compared to $8.6 million for the three months ended March 31, 1996, an increase of $4.3 million, or 49.8%. This increase was primarily attributable to increases in installations of hardware and software for new and existing customers and the addition of Antrim. Revenues from support and service were $11.8 million for the three months ended March 31, 1997 compared to $8.2 million for the three months ended March 31, 1996, an increase of $3.6 million, or 44.5%. This increase was primarily attributable to the addition of Antrim and the Company's increased installed customer base.

       At March 31, 1997, the Company had a total contract backlog of $82.2 million, which consisted of $37.0 million of system sales and $45.2 million of support and service. At March 31, 1996, total contract backlog was $71.6 million, which consisted of $36.7 million of system sales and $34.9 million of support and service.

       Cost of System Sales. Cost of system sales was $6.4 million for the three months ended March 31, 1997 compared to $3.7 million for the three months ended March 31, 1996, an increase of $2.7 million, or 75.1%. This increase was primarily attributable to the addition of Antrim and increases in hardware and operating system deliveries. Amortization of previously capitalized software development costs was $875,000 for the three months ended March 31, 1997 compared to $531,000 for the three months ended March 31, 1996, an increase of $344,000, or 64.8%.

       Client Services. Client services expenses were $6.1 million for the three months ended March 31, 1997 compared to $4.7 million for the three months ended March 31, 1996, an increase of $1.5 million, or 31.1%. This increase was primarily attributable to the addition of Antrim.

       Research and Development. Research and development expenses were $3.3 million for the three months ended March 31, 1997 compared to $2.4 million for the three months ended March 31, 1996, an increase of $923,000, or 38.7%. This increase in research and development expenses was primarily attributable to the addition of Antrim, increased staff dedicated to the infrastructure of the Company's systems, enhancements to the managed care system and the development of a clinical documentation system. The Company capitalized $687,000 of its software development costs for the three months ended March 31, 1997 compared to $797,000 for the three months ended March 31, 1996.

       Sales and Marketing. Sales and marketing expenses were $3.2 million for the three months ended March 31, 1997 compared to $2.4 million for the three months ended March 31, 1996, an increase of $779,000 million, or 32.5%. This increase was primarily attributable to the addition of Antrim, increased advertising expense related to the marketing of the Company's new products, increased costs related to exhibits and shows, increased marketing staff and increased sales staff dedicated to sales of consulting services.

       General and Administrative. General and administrative expenses were $3.4 million for the three months ended March 31, 1997 compared to $1.9 million for the three months ended March 31, 1996, an increase of $1.5 million, or 76.7%. This increase was primarily attributable to the addition of Antrim, a reduction in the facility capital lease credit, increased professional services costs related to the Company's public status, increased depreciation expense resulting from additions of property and equipment and increased employee benefits resulting from increased levels of operating income, partially offset by a decrease in consulting fees.


Liquidity and Capital Resources
-------------------------------

       Cash provided by operating activities was $1.7 million for the three months ended March 31, 1997 compared to $3.2 million for the three months ended March 31, 1996.

       As of March 31, 1997, the Company had billed trade receivables of $25.3 million. The Company maintains an allowance for doubtful accounts that it believes is adequate to cover potential credit losses. The average collection period on trade receivables was 77 days at March 31, 1997 compared to 63 days at March 31, 1996. The increase in average collection period is related to the larger volume of customer contracts, which requires additional management attention to effect collections on a timely basis. This increase is considered to be temporary and is expected to improve through increased collection efforts.

       Cash used in investing activities was $4.5 million for the three months ended March 31, 1997. Purchases of property and equipment totaled $2.7 million. Of this amount, $1.8 million was used by the Company on February 21, 1997 to purchase land and a building located in Tucson, Arizona, that will be used for customer-related activities. The remaining $0.9 million was used primarily for computers and computer-related equipment and office equipment. Capitalized software development costs totaled $1.7 million. Of this amount, $1.0 million was related to the initial payment under the Value Added Reseller ("VAR") agreement of February 7, 1997 with Dynamic Healthcare Technologies, Inc. ("Dynamic") for the license of a software program know as CoPath Client/Server ("CoPath"). CoPath is a computer clinical information system used in surgical pathology, cytology and autopsy. Pursuant to the terms of this agreement, the remaining balance of $2.0 million is expected to be paid by the Company over the next two years.

       Cash used in financing activities was $413,000 for the three months ended March 31, 1997. Of this amount, $448,000 was used for principal payments on debt and capital leases. This amount was partially offset by the issuance of 2,835 shares of the Company's Common Stock for approximately $35,000 under the Employee Stock Purchase Plan.

       At March 31, 1997, cash and cash equivalents were $28.6 million, and working capital was $37.2 million.

       The Company has a revolving line of credit with a bank allowing the Company to borrow up to $10.0 million. Any borrowings under the line of credit will bear interest at the bank reference rate unless the Company elects a fixed rate or certain variable rates contemplated by the agreement. All outstanding principal and interest under the line of credit are due September 30, 1997 except for any amounts outstanding under stand-by letters of credit which have a maximum maturity of 365 days. Approximately $204,000 of the line of credit is used to secure a letter of credit and is not available for immediate expenditure. There were no borrowings outstanding as of March 31, 1997.

       Other than the $2.0 million related to the VAR agreement with Dynamic, the Company has no significant commitments for capital expenditures at this time. However, the Company continues to be actively involved in identifying and evaluating potential acquisitions. The Company expects to pay the "Second S Corporation Distribution," estimated to be $3.9 million, on May 15, 1997 from internally generated funds.

       Management believes that existing cash and cash equivalents together with funds generated from operations will be sufficient to meet operating requirements for at least the next twelve months.

Part II.  Other Information

Item 1.     Legal Proceedings
            Not Applicable.

Item 2.     Changes in Securities
            None.

Item 3.     Defaults Upon Senior Securities
            None.

Item 4.     Submission of Matters to a Vote of Security Holders
            None.

Item 5.     Other Information
            None.

Item 6.     Exhibits and Reports on Form 8-K

            (a.) Exhibits

                  10I.2 - Stock Incentive Plan of 1996, as amended April 3, 1997, filed herewith.

                  27C - Financial Data Schedule, filed herewith.

            (b.)  Reports on Form 8-K

                    An amended Current Report on Form 8-K/A, dated February 7, 1997, was filed by the registrant during the quarter ended March 31, 1997 containing the audited financial statements of Antrim Corporation and unaudited pro forma financial statements related to the purchase of all of the outstanding stock of Antrim Corporation.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                SUNQUEST INFORMATION SYSTEMS, INC.
                                           (Registrant)



Date:  May 9, 1997         By:   /s/ Nina M. Dmetruk
                                 __________________________________________
                                 Nina M. Dmetruk
                                 Executive Vice President and Chief Financial
                                 Officer
                                 (Principal Financial and Accounting Officer)