Form 10-Q
period 1997-06-30
SUNQUEST INFORMATION SYSTEMS INC
filed 1997-08-13
CIK 1011340

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934  FOR THE QUARTERLY PERIOD ENDED
JUNE 30, 1997

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


On August 11, 1997, there were 15,371,779 shares of Common Stock outstanding.

               Sunquest Information Systems, Inc.
                            Form 10-Q
          For the Quarterly Period Ended June 30, 1997

                        Table of Contents

                                                                Page
                                                                ----
Part I.     Financial Information

  Item 1.   Financial Statements

            (a.) Condensed consolidated balance sheets as          3
            of June 30, 1997 (unaudited) and December 31,
            1996

            (b.) Condensed consolidated statements of              4
            income for each of the three and six months ended June 30, 1997 and June 30, 1996
            (unaudited)

            (c.) Condensed consolidated statements of cash         5
            flows for each of the six months ended
            June 30, 1997 and June 30, 1996 (unaudited)

            (d.) Notes to condensed consolidated financial         6
            statements

  Item 2.   Management's Discussion and Analysis of                9
            Financial Condition and Results of Operations

Part II.    Other Information

  Item 1.   Legal Proceedings                                     21

  Item 2.   Changes in Securities                                 21

  Item 3.   Defaults Upon Senior Securities                       21

  Item 4.   Submission of Matters to a Vote of Security           21
            Holders

  Item 5.   Other Information                                     21

  Item 6.   Exhibits and Reports on Form 8-K                      22

            (a.)  Exhibits                                        22

            (b.)  Reports on Form 8-K                             22

Signatures                                                        23

Part I.   Financial Information

Item 1.   Financial Statements

               Sunquest Information Systems, Inc.
              Condensed Consolidated Balance Sheets
                         (In thousands)

                                               June 30,   December 31,
                                                 1997         1996
                                               --------   ------------
                                              (unaudited)
       ASSETS

       Cash and cash equivalents                $17,133     $31,911
       Trade receivables, net                    41,791      30,283
       Receivable from related party                 13           2
       Other current assets                       2,281       3,676
       Deferred tax asset                         3,750       3,940
                                                -------     -------
         Total current assets                    64,968      69,812

       Property and equipment, net               11,369       9,371
       Capital leases from related party, net     4,492       4,888
       Software development costs, net           13,124       9,936
       Other assets                               2,139       2,904
                                                -------     -------
         Total assets                           $96,092     $96,911
                                                =======     =======

       LIABILITIES AND SHAREHOLDERS' EQUITY

       Accounts payable                          $4,213      $2,833
       Current portion of long-term debt              -         289
       Accrued compensation and related taxes     4,057       4,669
       Accrued expenses                           5,239       6,817
       Obligations under capital leases
        from related party                          673         613
       Obligations under capital lease               60          40
       Deferred revenue                           9,384      11,586
       Related party payable                          -       3,900
       Other liabilities                          1,000           -
                                                -------     -------
         Total current liabilities               24,626      30,747

       Obligations under capital leases
        from related party                        5,431       5,783
       Obligations under capital lease               86         138
       Deferred income taxes                      3,083       2,076
       Transition costs                           1,400       1,400
       Other liabilities                          1,000           -

       Shareholders' equity                      60,466      56,767
                                                -------     -------
         Total liabilities and
          shareholders' equity                  $96,092     $96,911
                                                =======     =======

See accompanying notes.

               Sunquest Information Systems, Inc.
           Condensed Consolidated Statements of Income
            (In thousands, except per share amounts)
                           (Unaudited)


                             Three Months Ended     Six Months Ended
                                  June 30,              June 30,
                             ------------------    ------------------
                               1997      1996        1997      1996
                             --------  --------    --------  --------
Revenues:
  System sales                $14,435   $11,421     $27,253   $19,978
  Support and service          13,545     8,501      25,334    16,661
                              -------   -------     -------   -------
Total revenues                 27,980    19,922      52,587    36,639
                              -------   -------     -------   -------
Operating expenses:
  Cost of system sales          7,762     4,878      14,155     8,530
  Client services               7,303     4,321      13,422     8,990
  Research and development      2,556     2,355       5,866     4,742
  Sales and marketing           3,687     2,744       6,866     5,144
  General and administrative    3,058     2,121       6,472     4,053
                              -------   -------     -------   -------
Total operating expenses       24,366    16,419      46,781    31,459
                              -------   -------     -------   -------

Operating income                3,614     3,503       5,806     5,180
Other income (expense):
  Interest income                 274       260         659       350
  Interest expense               (501)     (352)       (625)     (739)
  Other                           201        96          35       282
                              -------   -------     -------   -------
Income before income taxes      3,588     3,507       5,875     5,073
  Income tax provision:
    Current year operations     1,468       446       2,452       477
    Change in tax status            -     1,122           -     1,122
                              -------   -------     -------   -------
Net income                     $2,120    $1,939      $3,423    $3,474
                              =======   =======     =======   =======

Earnings per share determination:
  Historical income before
   income taxes                $3,588    $3,507      $5,875    $5,073
    Income tax provision:
      Actual                    1,468         -       2,452         -
      Pro forma                     -     1,508           -     2,181
                              -------   -------     -------   -------
Applicable net income          $2,120    $1,999      $3,423    $2,892
                              =======   =======     =======   =======

Weighted-average shares
 outstanding                   15,365    13,054      15,364    12,479
                              =======   =======     =======   =======
Net income per share:
  Actual                        $0.14         -       $0.22         -
                              =======   =======     =======   =======
  Pro forma                         -     $0.15           -     $0.23
                              =======   =======     =======   =======


See accompanying notes.

               Sunquest Information Systems, Inc.
         Condensed Consolidated Statements of Cash Flows
                         (In thousands)
                           (Unaudited)


                                                  Six Months Ended
                                                      June 30,
                                                 -------------------
                                                   1997       1996
                                                 --------   --------
Cash flows from operating activities:
  Net income                                       $3,423     $3,474
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation and amortization                   3,848      2,508
    Bad debt expense                                  488        210
    Deferred revenue                               (2,202)     1,539
    Deferred income taxes                           1,197      1,107

  Changes in operating assets and liabilities:
    Receivables                                   (11,996)    (2,614)
    Inventory                                       1,352       (709)
    Prepaid expenses and other                       (300)       135
    Other assets                                      975         30
    Accounts payable                                1,380        (31)
    Accrued compensation and related taxes           (612)       363
    Other accrued expenses                         (1,578)       288
                                                 --------   --------
      Net cash (used in) provided by
       operating activities                        (4,025)     6,300
                                                 --------   --------

Cash flows from investing activities:
  (Issuance) repayment of notes
   receivable from related party                      (11)     3,268
  Purchase of property and equipment               (3,510)      (904)
  Capitalized software development costs           (2,995)    (1,481)
                                                 --------   --------
      Net cash (used in) provided by
       investing activities                        (6,516)       883
                                                 --------   --------

Cash flows from financing activities:
  Net repayments under line of credit                   -     (1,900)
  Principal payments on debt                         (289)      (200)
  Principal payments on capitalized
   leases from related party                         (292)      (243)
  Principal payments on capitalized lease             (32)         -
  Net proceeds from initial public offering             -     50,234
  Net proceeds from employee stock
   purchase plan                                       92          -
  S corporation distributions                      (3,601)   (15,031)
                                                 --------   --------
      Net cash (used in) provided by
       financing activities                        (4,122)    32,860
                                                 --------   --------
Foreign currency translation adjustment              (115)       (12)
                                                 --------   --------
      Net (decrease) increase in cash and
       cash equivalents                           (14,778)    40,031
Cash and cash equivalents at beginning of
 period                                            31,911        352
                                                 --------   --------
Cash and cash equivalents at end of
 period                                           $17,133    $40,383
                                                 ========   ========

See accompanying notes.

Notes to Condensed Consolidated Financial Statements


Note 1 - Interim Statement Presentation

The unaudited consolidated financial statements of Sunquest Information Systems, Inc. (the "Company") have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission") and in accordance with generally accepted accounting principles for the preparation of interim financial statements. Accordingly, certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed.
These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto incorporated by reference into the Company's 1996 Annual Report on Form 10-K filed with the Commission. The 1996 balance sheet amounts were derived from audited statements.

In the opinion of management, all necessary adjustments have been made to provide a fair presentation. The operating results for the three and six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for any other interim period or for the full year ending December 31, 1997.


Note 2 - Initial Public Offering

On June 10, 1996, the Company completed its initial public offering. A total of 3,450,000 shares of Common Stock were sold for net proceeds to the Company of approximately $50.1 million, after deducting expenses of the offering of approximately $1.2 million and underwriters' discounts and commissions of approximately $3.9 million.

Prior to May 30, 1996, the Company was taxed as an S corporation. During the quarter ended June 30, 1996, the Company declared and paid to shareholders of record as of April 30, 1996 the "First S Corporation Distribution" of $14.5 million, which was estimated to be equal to the Company's undistributed cumulative S corporation earnings from January 1, 1990 through December 31, 1995. During the six months ended June 30, 1996, the Company also made distributions of $531,000 to shareholders related to the shareholders' tax liabilities on S corporation taxable earnings. In April 1996, the Company declared, payable to shareholders of record as of April 30, 1996, the "Second S Corporation Distribution," estimated to be $3.9 million, equal to the Company's undistributed cumulative S corporation taxable earnings from January 1, 1996 through May 29, 1996. The estimated "Second S Corporation Distribution" was reduced by approximately $300,000 when the actual calculations of S Corporation Distributions were finalized. The Company paid the adjusted "Second S Corporation Distribution" of $3.6 million in full on May 14, 1997.

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


Note 4 - Employee Stock Purchase Plan

For the three months ended June 30, 1997, the Company issued 6,357 shares of its Common Stock for approximately $57,000 pursuant to the Employee Stock Purchase Plan. For the six months ended June 30, 1997, the Company has issued a total of 9,192 shares of its Common Stock for approximately $92,000 pursuant to the Employee Stock Purchase Plan.


Note 5 - Stock Incentive Plan

On April 3, 1997, the Compensation Committee of the Board of Directors modified the exercise price applicable to outstanding options to purchase 800,282 shares of Common Stock which had been granted under the Stock Incentive Plan. As a result of such modification, the exercise prices of such options were reduced to $10.50 per share, the average of the high and low reported trading prices of the Common Stock on April 3, 1997.


Note 6 - Pro Forma Net Income and Net Income Per Share Information

Pro forma net income has been computed as if the Company had been subject to federal and all applicable state income taxes at an estimated tax rate of 43%. Pro forma net income per share is based on the weighted-average number of shares of Common Stock outstanding during the period. Common share equivalents consist of shares issuable upon the exercise of stock options, using the treasury stock method and were not dilutive for the periods presented.

Note 7 - Recently Issued Accounting Standard

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128), which is required to be adopted by the Company for the year ending December 31, 1997. The provisions of SFAS No. 128 will be adopted in the Company's financial statements in its 1997 Annual Report. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new provisions for calculating earnings per share, the dilutive effect of stock options will be excluded in the determination of "basic earnings per share" and only included in "diluted earnings per share." The impact of SFAS No. 128 on the calculation of actual and pro forma earnings per share for the three and six month periods ended June 30, 1997 and 1996 is not expected to be material.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     Sunquest Information Systems, Inc. designs, develops, markets, installs and supports health care information systems ("HCISs") for large and mid-sized hospitals, clinics and other facilities, including integrated delivery networks. Total revenues are derived from the licensing of software, the provision of value-added services and the sale of related hardware.

     On November 26, 1996, the Company purchased all of the outstanding stock of Antrim Corporation ("Antrim") from Antrim's parent corporation, The Compucare Company, for $5.0 million in cash in a transaction accounted for under the purchase method of accounting. The results of operations of Antrim have been included in the Company's financial statements since the date of acquisition.

     The results of operations for the three and six months ended
June 30, 1997 are not necessarily indicative of the results that may be expected for any other interim period or for the full year ending December 31, 1997.

Results of Operations
---------------------

Comparison of Three Months Ended June 30, 1997 and June 30, 1996

     Revenues. The Company's total revenues were $28.0 million for the three months ended June 30, 1997 compared to $19.9 million for the three months ended June 30, 1996, an increase of $8.1 million, or 40.4%. Revenues from system sales were $14.4 million for the three months ended June 30, 1997 compared to $11.4 million for the three months ended June 30, 1996, an increase of $3.0 million, or 26.4%. This increase was primarily attributable to an increase in installations of hardware to existing customers, the addition of Antrim and increases in installations of software and hardware to new customers.
Revenues from support and service were $13.5 million for the three months ended June 30, 1997 compared to $8.5 million for the three months ended June 30, 1996, an increase of $5.0 million, or 59.3%. This increase was primarily attributable to the addition of Antrim, the Company's increased installed customer base and custom services for existing customers.

     At June 30, 1997, the Company had a total contract backlog of $85.2 million, which consisted of $37.3 million of system sales and $47.9 million of support and service. The Company's total contract backlog at March 31, 1997, was $82.2 million, which consisted of $37.0 million of system sales and $45.2 million of support and service. At June 30, 1996, total contract backlog was $71.7 million, which consisted of $35.7 million of system sales and $36.0 million of support and service.

     Cost of System Sales. Cost of system sales was $7.8 million for the three months ended June 30, 1997 compared to $4.9 million for the three months ended June 30, 1996, an increase of $2.9 million, or 59.1%. This increase was primarily attributable to increases in hardware and operating system deliveries, the addition of Antrim and increased amortization of previously capitalized software development costs. Amortization of previously capitalized software development costs was $932,000 for the three months ended June 30, 1997 compared to $531,000 for the three months ended June 30, 1996, an increase of $401,000, or 75.5%.

     Client Services. Client services expenses were $7.3 million for the three months ended June 30, 1997 compared to $4.3 million
for the three months ended June 30, 1996, an increase   of  $3.0
million, or 69.0%. This increase was primarily attributable to the addition of Antrim and additional staff dedicated to the installation and support of the Company's systems.

     Research and Development. Research and development expenses were $2.6 million for the three months ended June 30, 1997 compared to $2.4 million for the three months ended June 30, 1996, an increase of $201,000, or 8.5%. This increase in research and development expenses was primarily attributable to additional staff dedicated to the evaluation of new technologies for future development and a new release of the Company's laboratory information system product. The Company capitalized $1.3 million of its software development costs for the three months ended June 30, 1997 compared to $684,000 for the three months ended June 30, 1996, an increase of 624,000, or 91.2%. This increase in capitalized software development costs was primarily attributable to Antrim.

     Sales and Marketing. Sales and marketing expenses were $3.7 million for the three months ended June 30, 1997 compared to $2.7 million for the three months ended June 30, 1996, an increase of $943,000, or 34.4%. This increase was primarily attributable to additional sales management staff, additional sales staff dedicated to sales of the Company's clinical repository systems and consulting services, the addition of Antrim, increased commissions resulting from growth in sales bookings in the comparable three month periods and increased advertising expense related to the marketing of the Company's products.

     General and Administrative. General and administrative expenses were $3.1 million in the three months ended June 30, 1997 compared to $2.1 million in the three months ended June 30, 1996, an increase of $937,000, or 44.2%. This increase was primarily attributable to the addition of Antrim, increased depreciation expense resulting from additions of property and equipment, additional staff, increased professional services costs and other expenses related to the Company's public status and maintenance expense related to the Company's new financial systems.

     For the three months ended June 30, 1997, the Company incurred transition costs of $564,000 which were charged against accruals established at the time of the Antrim acquisition. These costs were primarily associated with replacing certain Antrim software products with Sunquest products.


Comparison of  Six Months Ended June 30, 1997 and June 30, 1996

     Revenues. The Company's total revenues were $52.6 million for the six months ended June 30, 1997 compared to $36.6 million for the six months ended June 30, 1996, an increase of $15.9 million, or 43.5%. Revenues from system sales were $27.3 million for the six months ended June 30, 1997 compared to $20.0 million for the six months ended June 30, 1996, an increase of $7.3 million, or 36.4%. This increase was primarily attributable to an increase in installations of hardware to existing and new customers, the addition of Antrim and an increase in installations of software to new customers. Revenues from support and service were $25.3 million for the six months ended June 30, 1997 compared to $16.7 million for the six months ended June 30, 1996, an increase of $8.7 million, or 52.1%. This increase was primarily attributable to the addition of Antrim, the Company's increased installed customer base and custom services for existing customers.

     Cost of System Sales. Cost of system sales was $14.2 million for the six months ended June 30, 1997 compared to $8.5 million for the six months ended June 30, 1996, an increase of $5.6 million, or 65.9%. This increase was primarily attributable to increases in hardware and operating system deliveries, the addition of Antrim and increased amortization of previously capitalized software development costs. Amortization of previously capitalized software development costs was $1.8 million for the six months ended June 30, 1997 compared to $1.1 million for the six months ended June 30, 1996, an increase of $745,000, or 70.2%.

     Client Services. Client services expenses were $13.4 million for the six months ended June 30, 1997 compared to $9.0 million for the six months ended June 30, 1996, an increase of $4.4 million, or 49.3%. This increase was primarily attributable to the addition of Antrim and additional staff dedicated to the support and installation of the Company's systems.

     Research and Development. Research and development expenses were $5.9 million for the six months ended June 30, 1997 compared to $4.7 million for the six months ended June 30, 1996, an increase of $1.1 million, or 23.7%. This increase in research and development expenses was primarily attributable to additional staff dedicated to the evaluation of new technologies for future development, a new release of the Company's laboratory information system product and enhancements to the managed care system. The Company capitalized $2.0 million of its software development costs for the six months ended June 30, 1997 compared to $1.5 million for the six months ended June 30, 1996, an increase of $514,000, or 34.7%. This increase in capitalized software development costs was primarily attributable to Antrim.

     Sales and Marketing. Sales and marketing expenses were $6.9 million for the six months ended June 30, 1997 compared to $5.1 million for the six months ended June 30, 1996, an increase of $1.7 million, or 33.5%. This increase was primarily attributable to the addition of Antrim, additional sales management staff, additional sales staff dedicated to sales of the Company's clinical repository systems and consulting services, increased advertising expense related to the marketing of the Company's products and additional marketing staff.

     General and Administrative. General and administrative expenses were $6.5 million in the six months ended June 30, 1997 compared to $4.1 million in the six months ended June 30, 1996, an increase of $2.4 million, or 59.7%. This increase was primarily attributable to the addition of Antrim, increased depreciation expense resulting from additions of property and equipment, additional staff, increased professional services costs and other expenses related to the Company's public status and maintenance expense associated with the Company's new financial systems.

     For the six months ended June 30, 1997, the Company incurred transition costs of $1.0 million which were charged against accruals established at the time of the Antrim acquisition. These costs were primarily associated with replacing certain Antrim software products with Sunquest products, employee costs and professional services related to the acquisition.

Liquidity and Capital Resources
-------------------------------

     Cash used in operating activities was $4.0 million for the six months ended June 30, 1997 compared to $6.3 million provided by operating activities for the six months ended June 30, 1996. This $10.3 million differential was primarily due to the increase in net trade receivables.

     As of June 30, 1997, the Company had net trade receivables of $41.8 million which consisted of $27.7 million in net billed trade receivables and $14.1 million in unbilled trade receivables. At December 31, 1996, the Company had net trade receivables of $30.3 million which consisted of $25.1 million in net billed trade receivables and $5.2 million in unbilled trade receivables. Net trade receivables have increased by $11.5 million since December 31, 1996, with $8.9 million related to the unbilled portion. The unbilled receivables represent revenue that has been recognized in accordance with the percentage-of-completion accounting method, but which has not yet been billed to customers. The Company believes that this increase in unbilled receivables is primarily a result of the timing of system sales and installations in the period. These unbilled receivables will be billed and collected in accordance with their terms, subject to the Company's allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts that it believes is adequate to cover potential credit losses. The average collection period on net billed trade receivables was 79 days at June 30, 1997 compared to 77 days at December 31, 1996. This increase in average collection period is primarily the result of resource restraints in collections staffing.

     Cash used in investing activities was $6.5 million for the six months ended June 30, 1997. Purchases of property and equipment totaled $3.5 million. Of this amount, $1.8 million was used by the Company on February 21, 1997 to purchase land and a building located in Tucson, Arizona, that will be used for customer-related activities. The remaining $1.7 million was used primarily for computers and computer-related equipment and office equipment. Capitalized software development costs totaled $3.0 million. Of this amount, $1.0 million was related to the initial payment under the Value Added Reseller ("VAR") agreement of February 7, 1997 with Dynamic Healthcare Technologies, Inc. ("Dynamic") for the license of a software program known as CoPath Client/Server ("CoPath"). CoPath is a computer clinical information system used in surgical pathology, cytology and autopsy. Pursuant to the terms of this agreement, the remaining balance of $2.0 million is expected to be paid by the Company over the next two years.

     Cash used in financing activities was $4.1 million for the six months ended June 30, 1997. Of this amount, $3.6 million was used to pay the "Second S Corporation Distribution" on May 14, 1997 and $613,000 was used for principal payments on debt and capital leases. These amounts were partially offset by the issuance of 9,192 shares of the Company's Common Stock for approximately $92,000 under the Employee Stock Purchase Plan.

     At June 30, 1997, cash and cash equivalents were $17.1 million, and working capital was $40.3 million. At December 31, 1996, cash and cash equivalents were $31.9 million, and working capital was $39.1 million.

     The Company has a revolving line of credit with a bank allowing the Company to borrow up to $10.0 million. Any borrowings under the line of credit will bear interest at the bank reference rate unless the Company elects a fixed rate or certain variable rates contemplated by the agreement. All outstanding principal and interest under the line of credit are due September 30, 1997 except for any amounts outstanding under stand-by letters of credit which have a maximum maturity of 365 days. Approximately $204,000 of the line of credit is used to secure a letter of credit and is not available for immediate expenditure. There were no borrowings outstanding as of June 30, 1997.

     Other than the $2.0 million related to the VAR agreement with Dynamic, the Company currently has no significant commitments for capital expenditures; however, the Company continues to be actively involved in identifying and evaluating potential acquisitions which may result in capital expenditures.

     Management believes that existing cash and cash equivalents together with funds generated from operations will be sufficient to meet operating requirements for at least the next twelve months.

Forward-Looking Statements
--------------------------

     This report, and other reports and communications to shareholders, may contain forward-looking statements with respect to, among other things, the market for the Company's products, the Company's future revenues and prospects, and certain plans and objectives of the Company's management. The following are certain factors that may cause the Company's actual results to vary materially from those which are the subject of any such forward-looking statements.

Material Factors

     Dependence on Single Product. To date, the Company has derived substantially all of its revenues from sales of laboratory information systems ("LISs") and related implementation support services. The Company expects that it will continue to derive a significant portion of its total revenues for the foreseeable future from sales of LISs and related implementation and support services. Accordingly, market factors adversely affecting sales of LISs could have a material adverse effect on the Company's business and results of operations. Such factors include, but are not limited to, consolidation among the Company's customers, changes in the criteria used by such customers in making purchase decisions, and competitive pricing pressures. The Company's target market for its LISs, consisting primarily of large and mid-sized hospitals, is characterized by a high degree of consolidation resulting in fewer purchasing decisions at a higher dollar value, a trend that may favor larger vendors with greater numbers of hospitals currently under contract. There can be no assurance that the Company will continue to be the vendor of choice as newly consolidated customers replace legacy systems. In addition, changes in the criteria used in making purchasing decisions such as a shift from purchasing best-of-fit systems to purchasing single vendor, hospital-wide systems may have a material adverse effect on the Company's ability to attract new customers. Competitive pressures or other factors, including the Company's efforts to expand its LIS offerings to new markets, may result in significant price decreases that could have a material adverse effect on the Company's business and results of operations.
There can be no assurance that the Company will be able to sustain or increase the level of revenues from sales of its LISs on an annual or quarterly basis.

     Rapid Technological Change and Dependence on New Product Development, Enhancement and Acceptance. The HCIS market is characterized by rapid technological advances, frequent new product introductions and evolving industry standards that are outside the control of the Company. The development and sale of additional applications is a principal means of competition in the HCIS market. Advances in both hardware and software technology, including the introduction of new hardware platforms, new programming languages and new software applications, will require the Company to make significant ongoing expenditures for research and development in order to adapt the Company's existing and subsequently introduced HCISs to such new technologies and to take advantage of the benefits they offer. For the foreseeable future, the Company intends to continue to devote substantial financial, managerial and personnel resources to its product development efforts. The development of new and enhanced HCISs is a complex and uncertain process requiring high levels of innovation and the accurate anticipation of technological and market trends, and from time to time the Company has experienced delays in introducing new HCISs and HCIS enhancements. The Company intends to complete its migration of products and clients to Windows-based and year 2000 compliant software. The inability to accomplish this development or any significant delay in such development may have an adverse effect on the Company's business and results of operations. The failure of the Company to develop and introduce new HCISs and HCIS enhancements successfully or the failure to respond effectively to technological changes could have a material adverse effect on the Company's business and results of operations.

     Dependence on Successful Introduction of Clinical Repository Systems. The Company's long-term growth may depend to a significant degree upon its ability to enhance the functionality of, and successfully market, its suite of clinical repository systems ("CRSs"). To date, the Company has sold three systems. The Company's CRSs are in production use at the Company's first two sites, and implementation is underway at a third site in the United Kingdom. The Company is currently developing additional modules for its CRSs and is also investigating the possible acquisition of additional modules developed by third parties for its CRSs. There can be no assurance that the Company will be successful in completing the development or acquisition of additional modules or that such development or acquisitions will be completed in a timely manner. The market for clinical repository products is in an early stage, and a significant number of vendors are currently offering or developing competitive versions of CRSs. These vendors include not only existing clinical information system suppliers, but other vendors throughout the HCIS industry. Any significant delay in the scheduled availability of the Company's CRSs could have a material adverse effect on the Company's ability to compete successfully in the emerging clinical repository marketplace. Moreover, there is a wide variation in the approach and functionality of CRSs currently being offered or developed by vendors, and no assurance can be given that the Company's CRSs, if successfully developed, will achieve and maintain marketplace acceptance. If the Company's CRSs are not developed substantially on schedule, do not perform substantially as expected or are not accepted in the marketplace, the Company's ability to maintain long-term growth may be materially adversely affected.

     Competition. The markets for HCISs, including the markets for the Company's information systems, are highly competitive. Most of the Company's revenues are derived from lengthy, competitive procurement processes managed by sophisticated purchasers that extensively investigate and compare HCISs offered by the Company and its competitors. The Company believes that the principal competitive factors influencing the market for its HCISs include vendor and product reputation, product architecture, functionality and features, ease of use, rapidity of implementation, quality of client support, product performance and price. There can be no assurance that the Company will be able to compete successfully with respect to any of such factors. In addition, many of the Company's current and potential competitors have significantly greater financial, managerial, development, technical, marketing and sales resources than the Company and may be able to devote those resources to develop and introduce new products more rapidly than the Company or with significantly greater functionality than, and superior overall performance to, those offered by the Company. These competitors may also be able to initiate and withstand significant price decreases more effectively than the Company. To be competitive, the Company must be able to respond effectively to the introduction of new and improved HCISs by its competitors. There can be no assurance that the Company will be able to develop new or improved HCISs and services in a timely and cost effective manner or that the Company's current and future HCISs and services will achieve and maintain market acceptance.

     Significant Fluctuations in Quarterly Operating Results; Revenue Recognition Policy. The Company's quarterly revenues and results of operations have varied significantly as a result of a number of factors, including (i) the volume and timing of systems sales and installations; (ii) the timing of client acceptances;
(iii) the length and complexity of the systems sales and installation cycles; (iv) seasonal buying trends as a result of clients' annual purchasing and budgeting practices; and (v) the Company's sales commission practices. The Company expects that these variations will continue for the foreseeable future. The Company recognizes revenues from the software portion of system sales on a percentage-of-completion method based upon completion of specified milestones (which are determined based upon actual hours incurred related to total estimated installation hours).
As a result, the timing of revenue recognition varies considerably and could be impeded by a number of factors, including availability of Company personnel, the Company's need to allocate system installation resources to other installations or to research and development activities, availability of client personnel and other resources, and complexity of the clients' needs and delays imposed by clients. Any trend of delays in progress toward completing a material system installation or a number of smaller installations could reduce the revenues recognized in any given period and could have a material adverse effect on the Company's business and results of operations. Because a significant percentage of the Company's expenses, particularly employee compensation, is relatively fixed, variations in the timing of system sales and installations can cause significant variations in operating results from quarter to quarter. If total revenues are below expectations in any period, the Company's inability to adjust spending to compensate fully for the lower revenues may magnify the adverse effect of such a shortfall on the Company's results of operations. Accordingly, the Company believes that period-to-period comparisons of revenue and results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance.

     Risks Associated with Identifying and Integrating Acquisitions. The Company intends to continue to grow through the acquisition of complementary products, technologies or businesses in the HCIS industry. The Company's management has limited experience in identifying appropriate acquisitions and in integrating products, technologies and businesses into its operations. The evaluation, negotiation and integration of any such acquisition may divert the time, attention and resources of the Company, particularly its management. There can be no assurance that the Company will be able to integrate successfully any acquired products, technologies or businesses into its operations. In addition, there is significant competition for acquisition opportunities in the HCIS industry. Consolidation in the industry may intensify such competition and thereby increase the costs of such acquisition opportunities. The failure to compete successfully for strategic acquisition opportunities or to integrate successfully any acquired products, technologies or businesses could have a material adverse effect on the Company.

     Dependence on Key Personnel; Management of Changing Business. The Company's future success depends to a significant extent upon Dr. Sidney A. Goldblatt, the President and Chief Executive Officer of the Company, the Company's other executive officers, and certain other managerial, technical and marketing personnel. Dr. Goldblatt, 62, is a co-founder of the Company and has served as the principal executive officer of the Company since 1986. The loss of the services of Dr. Goldblatt or other key personnel could have a material adverse effect on the Company's business and results of operations. The Company's ability to manage growth will require it to continue to attract, motivate and retain highly skilled managerial, technical and marketing personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting, motivating and retaining the personnel required to maintain and improve its business and results of operations.

     Regulation. The Company expects that the United States Food and Drug Administration ("FDA") is likely to become increasingly active in regulating computer software that is intended for use in health care settings. In March 1994, the FDA issued a letter advising that the FDA considers medical devices to include software products intended for use in the manufacture of blood and blood components or for the maintenance of data used to assist personnel in making decisions concerning the suitability of blood donors and the release of blood or blood components for transfusion or further manufacture. As such, the FDA determined that manufacturers and distributors of these products, such as the Company, are subject to FDA regulation. The FDA can impose extensive requirements governing pre- and post market conditions such as device investigation, approval, labeling and manufacturing. Compliance with these new requirements and any future requirements imposed by the FDA could be costly and could delay or preclude the introduction of certain new products. The Company is unable to determine at this time the effect, if any, that these requirements may have on its business.

     Antrim, a wholly owned subsidiary of the Company located in Plano, Texas, was the subject of a good manufacturing practices ("GMP") audit conducted by the FDA in March 1996. As a result of the audit, Antrim received a warning letter from the FDA in June 1996 instructing Antrim to resolve certain GMP issues and to contract with an independent, third-party auditor to certify that certain procedures were in place. The independent audit was conducted in November 1996 and the results of the audit indicated that the non-compliance issues had not been resolved. The Company, working through the FDA's Dallas District Office, has proposed to sunset the Antrim blood bank product and to replace it with the Company's blood bank software in lieu of expending time and resources to bring the Antrim product into substantial GMP compliance. The Company is currently awaiting a decision by the Center for Biologics, Evaluation, and Research in Washington, D.C. as to the acceptability of this proposal. In addition, the Department of Health of the State of Texas (the "DOH") imposes certain licensing requirements and other standards on certain distributors and manufacturers of certain medical devices located within Texas, such as Antrim. Antrim has filed the required license application with the DOH. The DOH is authorized to impose substantial penalties for non-compliance with its regulations.

     The health care industry is subject to changing political, economic and regulatory influences that may affect the procurement practices and operation of health care providers. Many lawmakers have announced that they intend to propose programs to reform the United States health care system. These programs may contain proposals to increase governmental involvement in health care, lower reimbursement rates and otherwise change the regulatory environment in which the Company's clients operate. Health care providers may react to these proposals and the uncertainty surrounding such proposals by curtailing or deferring investments, including those for the Company's HCISs. This may result in greater selectivity in the allocation of capital funds, which could have a material adverse effect on the Company's ability to sell its HCISs and services. Such regulatory changes, if adopted, and the reaction of health care providers to such changes may have a material adverse effect on the Company's business and results of operations.

     Dependence on Proprietary Rights. The Company's future success depends in large part upon its ability to protect its technology and proprietary rights. The Company relies on a combination of patent, copyright, trade secret and trademark laws and contractual restrictions to establish and protect its proprietary rights, although the laws of certain foreign countries in which the Company licenses or may license its products may not protect the Company's proprietary rights to the same extent as do laws in the United States. It may nonetheless be possible for third parties to misappropriate the Company's technology and proprietary information or to develop independently similar or superior technology. There can be no assurance that the legal protections afforded to the Company and the measures taken by the Company will be adequate to protect its intellectual property. Any misappropriation of the Company's technology or proprietary information could have a material adverse effect on the Company's business and results of operations. Moreover, the Company is subject to the risk that others will assert adverse claims and commence litigation alleging infringement or misappropriation of their intellectual property rights. There can be no assurance that others will not assert claims or commence litigation with respect to the Company's current or future HCISs. In any such event, the Company may be required to engage in protracted and costly litigation, regardless of the merits of such claims; discontinue the use of certain software codes, processes or trademarks;
cease to manufacture, use and license infringing products; develop non-infringing technology; or enter into license arrangements with respect to the disputed intellectual property. There can be no assurance that the Company would be able to develop alternative technology or that any necessary licenses would be available or that, if available, such licenses could be obtained on commercially reasonable terms. Responding to and defending any of these claims could distract the attention of management and have a material adverse effect on the Company's business and results of operations.

     Product Liability. The Company's systems include applications that may relate to confidential patient medical histories and treatment plans. Improper disclosure of this information or any failure by the Company's systems to provide accurate and timely information could result in claims against the Company by its clients or their patients. A successful claim brought against the Company in excess of its insurance coverage could have a material adverse effect on the Company's business or results of operations, and even unsuccessful claims could result in the expenditure of substantial funds in litigation and the diversion of management time and resources. There can be no assurance that the Company will not be subject to such claims in the future, that such claims will not result in liability in excess of any insurance coverage maintained by the Company with respect to such claims, that insurance will cover such claims or that appropriate insurance will continue to be available to the Company at commercially reasonable rates.

     Volatility of Stock Price. In recent years, the stock market in general, and the shares of software technology companies in particular, have experienced extreme price fluctuations that are often unrelated to the operating performance of such companies. The Company has experienced fluctuations in its stock price related to these general market fluctuations and to such operating factors as quarterly fluctuations in its revenues or results of operations, general conditions in the information technology services industry and announcements of new products or services by the Company or its competitors. These fluctuations may adversely affect the future market price of the Company's Common Stock.

     Control by Current Shareholders; Payments upon Change in Control. As of the date of this Report, Dr. Sidney A. Goldblatt; Bradley L. Goldblatt, Dr. Goldblatt and Nina M. Dmetruk, the Executive Vice President, Chief Financial Officer and Secretary of the Company, as trustees for the benefit of Bradley L. Goldblatt; Bradley L. Goldblatt, Dr. Goldblatt and Ms. Dmetruk, as trustees for the benefit of Curtis S. Goldblatt; and Jodi Beth Gottlieb, Dr. Goldblatt and Ms. Dmetruk, as trustees for the benefit of Jodi Beth Gottlieb (such trusts being collectively referred to herein as the "Trusts") own approximately 77.4% of the outstanding Common Stock. As a result, these shareholders, if acting in concert, will be able to elect or remove the entire Board of Directors and control the outcomes of all other issues submitted to the Company's shareholders for approval. This concentration of ownership may enable Dr. Goldblatt and the Trusts to cause or prevent change in control of the Company without the approval of other shareholders. There can be no assurance that this concentration of ownership will not have a material adverse effect on the market price of the Common Stock. In the event that Dr. Goldblatt, his three children and trusts created in their benefit (including the Trusts) cease to own, directly or indirectly, fifty percent or more of the outstanding stock of the Company, Ms. Dmetruk will be entitled to elect, during the ninety days following such event, to terminate her employment with the Company and receive $1.2 million in severance pay.

     Effect of Certain Statutory Anti-Takeover Provisions. The Company is subject to certain anti-takeover provisions of the Pennsylvania Business Corporation Law. Under these provisions, certain transactions with an "interested shareholder" must be approved by a majority of votes that all shareholders, other than the interested shareholder, are entitled to cast, and if any person or group acquires 20% or more of the voting power of the Company, with certain exceptions, the remaining shareholders may elect to sell their shares to such person or group for the fair value of the shares, including a proportionate amount of any control premium. In addition, there are special requirements for business combinations between the Company and interested shareholders, certain restrictions on the voting of shares by persons who acquire 20% or more of the voting power of the Company, and requirements for the disgorgement of profits in certain circumstances. These provisions may have the effect of deterring hostile takeovers or delaying or preventing changes in control or management of the Company, including transactions in which shareholders might otherwise receive a premium for their shares over the current market prices.

     Transactions with Affiliates. The Company has historically engaged in transactions with affiliates, including Dr. Sidney A. Goldblatt, the President and Chief Executive Officer of the Company, the Trusts and certain affiliates of the Trusts. Although the Company took precautions to achieve results which the Company believes were equivalent to arm's-length transactions, there can be no assurance that actual results will be as favorable to the Company as arm's-length transactions. In May 1996, the Company adopted a policy that all future transactions between the Company and its officers, directors, principal shareholders and their affiliates shall be on terms no less favorable to the Company than could be obtained by the Company from unrelated third parties, and shall be approved by a majority of the outside independent and disinterested directors. This policy does not apply to transactions entered into before the adoption of the policy or to renewals of existing transactions on similar terms.

     Foreign Sales. Although the Company intends to increase sales of its systems and services to clients located outside the United States, such sales have historically accounted for less than ten percent of the Company's total revenues. The Company's operations outside the United States are subject to the risks that agreements may be more difficult to enforce and receivables more difficult to collect through a foreign country's legal system; foreign customers often have longer payment cycles; foreign countries could make unexpected changes in regulatory requirements or be the subject of significant political and economic instability; foreign subsidiaries, distributors and sales representatives may be difficult to manage; foreign countries could impose additional withholding taxes or otherwise tax the Company's foreign income, impose tariffs or adopt other restrictions on foreign trade; and intellectual property rights may be more difficult to enforce in foreign countries. There can be no assurance that any of these factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's business, financial condition and results of operations. In addition, exchange rate fluctuations may render the Company's products less competitive relative to local product offerings, or could result in foreign exchange losses, depending upon the currency in which the Company sells its products. To date, the Company has not engaged in exchange rate hedging activities to minimize the risks of such fluctuations. The Company may seek to implement hedging techniques in the future with respect to its foreign currency transactions. There can be no assurance, however, that the Company will be successful in such hedging activities.

     No Dividends Contemplated. The Company does not anticipate that it will pay any dividends on its Common Stock in the foreseeable future. The Company currently intends to retain earnings, if any, to fund the development and growth of its business. The Company has a bank line of credit agreement and a mortgage guarantee that prohibit the payment of any capital distributions or dividends.

Part II.       Other Information

Item 1.        Legal Proceedings
               Not Applicable.

Item 2.        Changes in Securities
               None.

Item 3.        Defaults Upon Senior Securities
               None.

Item 4.        Submission of Matters to a Vote of Security Holders

               (a.) The Company held its Annual Meeting of
                    Shareholders on May 14, 1997. Of the 15,362,587 shares of Common Stock entitled to vote, 14,901,600 shares were represented in person or by proxy at the meeting. There were no broker non-votes.

               (b.) Not applicable, pursuant to Instruction 3 to Item
                    4 of this Form 10-Q.

               (c.) A description of the matters voted upon at the
                    meeting along with an indication of the results of the votes on such matters are set forth below:

                    1. Directors who were elected at the Annual
                    Meeting of Shareholders to serve for a term of one year and until their respective successors are elected and qualified:

                                               For          Withheld
                                            ----------      --------
                    Sidney A. Goldblatt     14,899,352        2,248
                    Nina M. Dmetruk         14,899,382        2,218
                    Bradley L. Goldblatt    14,899,265        2,335
                    Stanley J. Lehman       14,899,500        2,100
                    Richard W. Barker       14,899,500        2,100

                    2. The ratification of the appointment of Ernst & Young LLP as the Company's independent auditors for the year 1997. There were 14,898,735 votes in favor, 2,723 votes against and 142 shares abstaining. Accordingly, the appointment of Ernst & Young LLP was ratified.

Item 5.        Other Information
               None.

Item 6.        Exhibits and Reports on Form 8-K

                    (a.)  Exhibits

                          27D - Financial Data Schedule, filed herewith.

                          99A - Condensed Consolidated Statements of Income
                                for the Twelve  Month Periods Ended June 30,
                                1997 and 1996, filed herewith.

                    (b.)  Reports on Form 8-K

                          No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1997.

                           SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             SUNQUEST INFORMATION SYSTEMS, INC.
                                       (Registrant)



Date: August 13, 1997        By: /s/ Nina M. Dmetruk
                                 ____________________________________________
                                 Nina M. Dmetruk
                                 Executive Vice President and Chief Financial
                                 Officer
                                 (Principal Financial and Accounting Officer)