Form 10-Q
period 1997-09-30
SUNQUEST INFORMATION SYSTEMS INC
filed 1997-11-04
CIK 1011340

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934  FOR THE QUARTERLY PERIOD ENDED
SEPTEMBER 30, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


On October 29, 1997, there were 15,374,979 shares of Common Stock outstanding.

               Sunquest Information Systems, Inc.
                            Form 10-Q
        For the Quarterly Period Ended September 30, 1997

                        Table of Contents

                                                              Page
                                                              ----
Part I.    Financial Information

  Item 1.  Financial Statements

           (a.) Condensed consolidated balance sheets as         3
           of September 30, 1997 (unaudited) and December
           31, 1996

           (b.) Unaudited condensed consolidated                 4
           statements of income for each of the three and nine month periods ended September 30, 1997 and September 30, 1996

           (c.) Unaudited condensed consolidated                 5
           statements of cash flows for each of the nine months ended September 30, 1997 and September
           30, 1996

           (d.) Unaudited notes to condensed consolidated        6
           financial statements

  Item 2.  Management's Discussion and Analysis of              10
           Financial Condition and Results of Operations

Part II.   Other Information

  Item 1.  Legal Proceedings                                    23

  Item 2.  Changes in Securities                                23

  Item 3.  Defaults Upon Senior Securities                      23

  Item 4.  Submission of Matters to a Vote of Security          23
           Holders

  Item 5.  Other Information                                    23

  Item 6.  Exhibits and Reports on Form 8-K                     23

           (a.)  Exhibits                                       23

           (b.)  Reports on Form 8-K                            23

Signatures                                                      24

Part I.  Financial Information
Item 1.  Financial Statements

               Sunquest Information Systems, Inc.
              Condensed Consolidated Balance Sheets
                         (In thousands)

                                            September 30,   December 31,
                                                1997            1996
                                            -------------   ------------
                                             (unaudited)
       ASSETS

       Cash and cash equivalents                $18,700        $31,911
       Trade receivables, net                    41,091         30,283
       Other current assets                       2,498          3,678
       Deferred tax asset                         3,750          3,940
                                                -------        -------
         Total current assets                    66,039         69,812

       Property and equipment, net               11,689          9,371
       Capital leases from related party, net     4,294          4,888
       Software development costs, net           12,519          9,936
       Other assets, net                          1,897          2,904
                                                -------        -------
         Total assets                           $96,438        $96,911
                                                =======        =======

       LIABILITIES AND SHAREHOLDERS' EQUITY

       Accounts payable                          $3,269         $2,833
       Current portion of long-term debt              -            289
       Accrued compensation and related taxes     5,010          4,669
       Accrued expenses                           5,073          6,817
       Obligations under capital leases
        from related party                          703            613
       Obligations under capital lease               53             40
       Deferred revenue                          10,007         11,586
       Related party payable                          -          3,900
       Other liabilities                          1,000              -
                                                -------        -------
         Total current liabilities               25,115         30,747

       Obligations under capital leases
        from related party                        5,244          5,783
       Obligations under capital lease               60            138
       Deferred income taxes                      3,083          2,076
       Transition costs                           1,691          1,400
       Other liabilities                          1,000              -

       Shareholders' equity                      60,245         56,767
                                                -------        -------
         Total liabilities and
          shareholders' equity                  $96,438        $96,911
                                                =======        =======

See accompanying notes.

               Sunquest Information Systems, Inc.
           Condensed Consolidated Statements of Income
            (In thousands, except per share amounts)
                           (Unaudited)

                                   Three Months Ended   Nine Months Ended
                                      September 30,       September 30,
                                   ------------------   ------------------
                                     1997      1996       1997      1996
                                   --------  --------   --------  --------
Revenues:
  System sales                      $12,098   $10,707    $39,351   $30,685
  Support and service                12,173     8,595     37,507    25,256
                                    -------   -------    -------   -------
Total revenues                       24,271    19,302     76,858    55,941
                                    -------   -------    -------   -------
Operating expenses:
  Cost of system sales                4,999     5,049     19,154    13,579
  Client services                     7,316     4,256     20,738    13,246
  Research and development            3,159     2,360      9,025     7,102
  Sales and marketing                 3,244     2,418     10,110     7,562
  General and administrative          2,656     2,566      9,128     6,619
  Capitalized software development
   cost adjustment                    1,529         -      1,529         -
  Acquired, in-process technology     1,265         -      1,265         -
                                    -------   -------    -------   -------
Total operating expenses             24,168    16,649     70,949    48,108
                                    -------   -------    -------   -------

Operating income                        103     2,653      5,909     7,833
Other income (expense):
  Interest income                       217       529        876       879
  Interest expense                     (278)     (323)      (903)   (1,062)
  Other                                 (25)      116         10       398
                                    -------   -------    -------   -------
Income before income taxes               17     2,975      5,892     8,048
  Income tax provision:
    Current year operations             285     1,234      2,737     1,711
    Change in tax status                  -         -          -     1,122
                                    -------   -------    -------   -------
Net (loss) income                     ($268)   $1,741     $3,155    $5,215
                                    =======   =======    =======   =======

(Loss) earnings per share
 determination:
  Historical income before
   income taxes                         $17    $2,975     $5,892    $8,048
    Income tax provision:
      Actual                            285     1,234      2,737         -
      Pro forma                           -         -          -     3,415
                                    -------   -------    -------   -------
Applicable net (loss) income          ($268)   $1,741     $3,155    $4,633
                                    =======   =======    =======   =======

Weighted-average shares
 outstanding                         15,372    15,354     15,367    13,437
                                    =======   =======    =======   =======

Net (loss) income per share:
  Actual                             ($0.02)    $0.11      $0.21         -
                                    =======   =======    =======   =======
  Pro forma                               -         -          -     $0.34
                                    =======   =======    =======   =======



See accompanying notes.

               Sunquest Information Systems, Inc.
         Condensed Consolidated Statements of Cash Flows
                         (In thousands)
                           (Unaudited)

                                                  Nine Months Ended
                                                    September 30,
                                                  ------------------
                                                    1997      1996
                                                  --------  --------
Cash flows from operating activities:
  Net income                                       $3,155    $5,215
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
    Depreciation and amortization                   5,820     3,700
    Capitalized software development cost
     adjustment                                     1,529         -
    Acquired, in-process technology                 1,265         -
    Bad debt expense                                  713       230
    Deferred revenue                               (1,705)    2,360
    Deferred income taxes                           1,197     1,131

  Changes in operating assets and liabilities:
    Receivables                                   (11,521)   (3,471)
    Inventory                                       1,097    (1,916)
    Prepaid expenses and other                       (268)       11
    Other assets                                    1,157       (11)
    Accounts payable                                  436      (602)
    Accrued compensation and related taxes            341     1,385
    Other accrued expenses                         (2,494)     (208)
                                                  -------   -------
      Net cash provided by operating
       activities                                     722     7,824
                                                  -------   -------

Cash flows from investing activities:
  Purchase of PreciseCare system                   (1,410)        -
  Repayment of notes receivable from
   related party                                        -     3,242
  Purchase of property and equipment               (4,290)   (2,035)
  Capitalized software development costs           (3,853)   (2,141)
                                                  -------   -------
      Net cash used in investing activities        (9,553)     (934)
                                                  -------   -------

Cash flows from financing activities:
  Net repayments under line of credit                   -    (1,900)
  Principal payments on debt                         (289)     (200)
  Principal payments on capitalized leases
   from related party                                (449)     (375)
  Principal payments on capitalized lease             (65)        -
  Net proceeds from initial public offering             -    50,146
  Net proceeds from employee stock
   purchase plan                                      136        78
  S corporation distributions                      (3,601)  (15,031)
                                                  -------   -------
      Net cash (used in) provided by
       financing activities                        (4,268)   32,718
                                                  -------   -------
Foreign currency translation adjustment              (112)       (3)
                                                  -------   -------
      Net (decrease) increase in cash and
       cash equivalents                           (13,211)   39,605
Cash and cash equivalents at beginning of
 period                                            31,911       352
                                                  -------   -------
Cash and cash equivalents at end of period        $18,700   $39,957
                                                  =======   =======


See accompanying notes.

Unaudited Notes to Condensed Consolidated Financial Statements


Note 1 - Interim Statement Presentation

The unaudited condensed consolidated financial statements of Sunquest Information Systems, Inc. (the "Company") have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission") and in accordance with generally accepted accounting principles for the preparation of interim financial statements. Accordingly, certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed.
These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto incorporated by reference into the Company's 1996 Annual Report on Form 10-K filed with the Commission. The 1996 balance sheet amounts were derived from audited statements.

In the opinion of management, all necessary adjustments have been made to provide a fair presentation to the unaudited financial information. The operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for any other interim period or for the full year ending December 31, 1997.


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

The reconciliation of income tax expense is set forth below:


                                 Three Months Ended   Nine Months Ended
                                    September 30,       September 30,
                                 ------------------   ------------------
                                   1997      1996       1997      1996
                                 --------  --------   --------  --------
Income tax provision at the
statutory rate                    $    6    $1,041     $2,062    $ 2,817
Increases (decreases):
  State income taxes                 (19)      252        244        670
  Acquired, in-process
   technology                        357         -        357          -
  Deferred taxes attributable
   to conversion from
   S corporation                       -         -          -      1,122
  Taxes absorbed by the
   shareholders of the
   Company prior to
   conversion from
   S corporation                       -         -          -     (1,725)
  Other                              (59)      (59)        74        (51)
                                  ------    ------     ------    -------
Total income tax expense          $  285    $1,234     $2,737    $ 2,833
                                  ======    ======     ======    =======



Note 4 - Employee Stock Purchase Plan

For the three months ended September 30, 1997, the Company issued 3,200 shares of its Common Stock for approximately $44,000 pursuant to the Employee Stock Purchase Plan. For the nine months ended September 30, 1997, the Company has issued a total of 12,392 shares of its Common Stock for approximately $136,000 pursuant to the Employee Stock Purchase Plan.


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


Note 6 - Purchase of Inpatient Pharmacy System

On August 29, 1997, MSC Acquisition, Inc., a newly formed subsidiary of the Company, purchased certain inpatient pharmacy software systems and related assets comprising the PreciseCare Medication Management System ("PreciseCare") from Medintell Systems Corporation ("Medintell"). MSC Acquisition, Inc. was subsequently renamed "Sunquest Pharmacy Information Systems, Inc.". The Company plans to continue development, add outpatient functionality and to market PreciseCare through this wholly owned subsidiary.

Total consideration for the purchase of PreciseCare consisted of $1,410,000 in cash and $1,167,000 of assumed obligations and
transition costs.   The acquired, in-process technology was
treated as a research and development cost reducing after-tax income for the three and nine month periods ended September 30, 1997 by $1,113,000, or $.07 per share, including permanent tax differences related to accrued liabilities.

The allocation of the purchase price to the estimated fair values of the identified tangible and intangible assets was based upon the most current information available. This allocation may be adjusted prospectively as information becomes available.


               Allocation of purchase price
               ----------------------------
               (In thousands)
               Tangible assets          $   297
               Developed technology       1,015
               In-process technology      1,265
               Liabilities assumed       (1,041)
               Deferred revenue            (126)
                                        -------
                                        $ 1,410
                                        =======

Approximately 80% of the total liabilities assumed of $1,041,000 are related to transition costs. Approximately $750,000 of such liabilities are expected to be incurred within the next twelve months and have been included in accrued expenses on the balance sheet. The long-term portion is included in transition costs.


Note 7 - Reduction in Carrying Value of Capitalized Software
         Development Costs

In the three months ended September 30, 1997, the Company reduced the carrying value of IntelliCare software development costs by $1,529,000. The after-tax effect of this adjustment was a reduction to net income of $917,000, or $.06 per share. The adjustment was related to certain modules incorporated into the Company's IntelliCare suite of products that have had their base code rewritten since development or have not generated sufficient sales to justify continued capitalization.


Note 8 - Recently Issued Accounting Standard

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128), which is required to be adopted by the Company for the year ending December 31, 1997. The provisions of SFAS No. 128 will be adopted in the Company's financial statements in its 1997 Annual Report. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new provisions for calculating earnings per share, the dilutive effect of stock options will be excluded in the determination of "basic earnings per share" and only included in "diluted earnings per share." The impact of SFAS No. 128 on the calculation of actual and pro forma earnings per share for the three and nine month periods ended September 30, 1997 and 1996 is not expected to be material.

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

     On August 29, 1997, MSC Acquisition, Inc., a newly formed subsidiary of the Company, purchased certain inpatient pharmacy software systems and related assets comprising the PreciseCare Medication Management System ("PreciseCare") from Medintell Systems Corporation ("Medintell"), for $1.4 million in cash and the assumption of certain obligations. MSC Acquisition, Inc. was subsequently renamed "Sunquest Pharmacy Information Systems, Inc." The Company plans to continue development, add outpatient functionality and to market PreciseCare through this wholly owned subsidiary. Management believes that the addition of pharmacy systems is an important component in the Company's strategy to be a "best-of-suite vendor" in enterprise clinical departmental systems. In conjunction with the purchase of PreciseCare, the Company reduced earnings by $1.3 million for acquired, in-process technology. The after-tax effect of this charge to operations, including permanent tax differences related to accrued liabilities, was a reduction to net income of $1.1 million, or $.07 per share. In addition, the Company and ValueRx Inc., an affiliate of Medintell, have entered into a marketing arrangement with respect to PreciseCare.

     In the three months ended September 30, 1997, the Company reduced the carrying value of IntelliCare software development costs by $1.5 million. The after-tax effect of this adjustment was a reduction to net income of $917,000, or $.06 per share.
The adjustment was related to certain modules incorporated into the Company's IntelliCare suite of products that have had their base code rewritten since development or have not generated sufficient sales to justify continued capitalization.

     For the quarter ended September 30, 1997, the Company posted a net loss of $268,000 or $.02 per share after the previously described charges to operations, totaling $.13 per share, compared to net income of $1.7 million or $.11 per share for the corresponding period in 1996. For the nine months ended September 30, 1997, net income was $3.2 million or $.21 per share compared to pro forma net income of $4.6 million or $.34 per share for the corresponding period in 1996. The charges to operations reduced net income per share by $.13 for the nine months ended September 30, 1997 from $.34 per share to $.21 per share.

                                  Three Months Ended    Nine Months Ended
                                     September 30,        September 30,
                                  ------------------    ------------------
                                    1997      1996        1997      1996
                                  --------  --------    --------  --------
Excluding charges to operations    $ 0.11    $ 0.11      $ 0.34    $ 0.34
Acquired, in-process
 technology, net of permanent
 tax difference related to
 accrued liabilities                (0.07)        -       (0.07)        -
Capitalized software
 development cost adjustment        (0.06)        -       (0.06)        -
                                   ------    ------      ------    ------
                                   ($0.02)   $ 0.11      $ 0.21    $ 0.34
                                   ======    ======      ======    ======

     During the three months ended September 30, 1997, the Company identified a trend toward longer sales and installation cycles with integrated delivery network ("IDN") customers. If this trend continues, the Company may continue to experience slower revenue recognition from IDN customers than in earlier periods.

     The results of operations for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for any other interim period or for the full year ending December 31, 1997.

Results of Operations
---------------------

Comparison of Three Months Ended September 30, 1997 and September 30, 1996

     Revenues. The Company's total revenues were $24.3 million for the three months ended September 30, 1997 compared to $19.3 million for the three months ended September 30, 1996, an increase of $5.0 million, or 25.7%. Revenues from system sales were $12.1 million for the three months ended September 30, 1997 compared to $10.7 million for the three months ended September 30, 1996, an increase of $1.4 million, or 13%. This increase was primarily attributable to the addition of Antrim and an increase in installations of software and hardware to existing customers. Revenues from support and service were $12.2 million for the three months ended September 30, 1997 compared to $8.6 million for the three months ended September 30, 1996, an increase of $3.6 million, or 41.6%. This increase was primarily attributable to the addition of Antrim, the Company's increased installed customer base and custom services for existing customers.

     At September 30, 1997, the Company had a total contract backlog of $86.0 million, which consisted of $38.1 million of system sales and $47.9 million of support and service. The Company's total contract backlog at June 30, 1997, was $85.2 million, which consisted of $37.3 million of system sales and $47.9 million of support and service. At September 30, 1996, total contract backlog was $72.1 million, which consisted of $35.7 million of system sales and $36.4 million of support and service.

     Cost of System Sales. Cost of system sales was $5.0 million for the three months ended September 30, 1997 compared to $5.0 million for the three months ended September 30, 1996, a decrease of $50,000, or 1%. This decrease was primarily attributable to decreases in hardware deliveries offset by increased amortization of previously capitalized software development costs and additional costs related to resold hardware maintenance at Antrim. Amortization of previously capitalized software development costs was $949,000 for the three months ended September 30, 1997 compared to $531,000 for the three months ended September 30, 1996, an increase of $418,000, or 78.7%. This increase in amortization was primarily attributable to the addition of Antrim and to the licensing of third party software.

     Client Services. Client services expenses were $7.3 million for the three months ended September 30, 1997 compared to $4.3 million for the three months ended September 30, 1996, an increase of $3.1 million, or 71.9%. This increase was primarily attributable to the addition of Antrim, additional staff dedicated to the installation and support of the Company's systems and additional staff dedicated to providing consulting services sold to customers.

     Research and Development. Research and development expenses were $3.2 million for the three months ended September 30, 1997 compared to $2.4 million for the three months ended September 30, 1996, an increase of $799,000, or 33.9%. This increase in research and development expenses was primarily attributable to additional staff dedicated to a new release of the Company's laboratory information system product. The Company capitalized $858,000 of its software development costs for the three months ended September 30, 1997 compared to $660,000 for the three months ended September 30, 1996. This increase in capitalized software development costs was primarily attributable to the addition of Antrim's product lines.

     Sales and Marketing. Sales and marketing expenses were $3.2 million for the three months ended September 30, 1997 compared to $2.4 million for the three months ended September 30, 1996, an increase of $826,000, or 34.2%. This increase was primarily attributable to the addition of Antrim, increased sales and marketing staff and increased commissions resulting from growth in sales bookings in the comparable three month period.

     General and Administrative. General and administrative expenses were $2.7 million for the three months ended September 30, 1997 compared to $2.6 million for the three months ended September 30, 1996, an increase of $90,000, or 3.5%. This increase was primarily attributable to the addition of Antrim and increased depreciation expense resulting from additions of property and equipment partially offset by decreases in bonus compensation and profit sharing relating to operating income below expectation.

     For the three months ended September 30, 1997, the Company paid transition costs related to the Antrim acquisition of $265,000 which were charged against accruals established at the time of the acquisition. These costs were primarily associated with replacing certain Antrim software products with Sunquest products.


Comparison of Nine Months Ended September 30, 1997 and September 30, 1996

     Revenues. The Company's total revenues were $76.9 million for the nine months ended September 30, 1997 compared to $55.9 million for the nine months ended September 30, 1996, an increase of $20.9 million, or 37.4%. Revenues from system sales were $39.4 million for the nine months ended September 30, 1997 compared to $30.7 million for the nine months ended September 30, 1996, an increase of $8.7 million, or 28.2%. This increase was primarily attributable to the addition of Antrim, increases in installations of software to new customer and an increase in installations of software and hardware to existing customers. Revenues from support and service were $37.5 million for the nine months ended September 30, 1997 compared to $25.3 million for the nine months ended September 30, 1996, an increase of $12.2 million, or 48.5%. This increase was primarily attributable to the addition of Antrim, the Company's increased installed customer base and customer services for existing customers.

     Cost of System Sales. Cost of system sales was $19.2 million for the nine months ended September 30, 1997 compared to $13.6 million for the nine months ended September 30, 1996, an increase of $5.6 million, or 41.1%. This increase was primarily attributable to the addition of Antrim, increases in hardware and operating system deliveries and increased amortization of previously capitalized software development costs. Amortization of previously capitalized software development costs was $2.8 million for the nine months ended September 30, 1997 compared to $1.6 million for the nine months ended September 30, 1996, an increase of $1.2 million, or 73%. This increase in amortization was primarily attributable to the addition of Antrim and to the licensing of third party software.

     Client Services. Client services expenses were $20.7 million for the nine months ended September 30, 1997 compared to $13.2 million for the nine months ended September 30, 1996, an increase of $7.5 million, or 56.6%. This increase was primarily attributable to the addition of Antrim, additional staff dedicated to the support and installation of the Company's systems and additional staff dedicated to providing consulting services sold to customers These increases were partially offset by the elimination of resources required to support the Tandem systems of Ameritech as a result of the expiration of the agreements with the Tandem customers.

     Research and Development. Research and development expenses were $9.0 million for the nine months ended September 30, 1997 compared to $7.1 million for the nine months ended September 30, 1996, an increase of $1.9 million, or 27.1%. This increase in research and development expenses was primarily attributable to additional staff dedicated to the evaluation and development of new technologies and a new release of the Company's laboratory information systems. The Company capitalized $2.9 million of its software development costs for the nine months ended September 30, 1997 compared to $2.1 million for the nine months ended

September 30, 1996, an increase of $712,000, or 33.3%. This increase in capitalized software development costs was primarily attributable to the addition of Antrim's product lines.

     Sales and Marketing. Sales and marketing expenses were $10.1 million for the nine months ended September 30, 1997 compared to $7.6 million for the nine months ended September 30, 1996, an increase of $2.5 million, or 33.7%. This increase was primarily attributable to the addition of Antrim, increased sales and marketing staff, and increased advertising and promotional expenses.

     General and Administrative. General and administrative expenses were $9.1 million for the nine months ended September 30, 1997 compared to $6.6 million for the nine months ended September 30, 1996, an increase of $2.5 million, or 37.9%. This increase was primarily attributable to the addition of Antrim, increased depreciation expense resulting from additions of property and equipment, additional employees and increased professional services costs related to the Company's public status. These increases were partially offset by decreased bonus compensation and profit sharing relating to operating income below expectations and rental income received from subleasing a portion of the building the Company purchased in February 1997.

     For the nine months ended September 30, 1997, the Company paid transition costs related to the Antrim acquisition of $1.3 million which were charged against accruals established at the time of the acquisition. These costs were primarily associated with replacing certain Antrim software products with Sunquest products, employee costs and professional services related to the acquisition.

Liquidity and Capital Resources
-------------------------------

     Cash provided by operating activities was $722,000 for the nine months ended September 30, 1997 compared to $7.8 million for the nine months ended September 30, 1996.

     As of September 30, 1997, the Company had net trade receivables of $41.1 million which consisted of $27.8 million in net billed trade receivables and $13.3 million in unbilled trade receivables. At December 31, 1996, the Company had net trade receivables of $30.3 million which consisted of $25.1 million in net billed trade receivables and $5.2 million in unbilled trade receivables. Net trade receivables have increased by $10.8 million since December 31, 1996, with $8.1 million related to the unbilled portion. The unbilled receivables represent revenue that has been recognized in accordance with the percentage-of-completion accounting method, but which has not yet been billed to customers. The Company believes that this increase in unbilled receivables is primarily a result of the timing of system sales and installations in the period as well as resource constraints in the billings and collections staffing. The Company maintains an allowance for doubtful accounts that it believes is adequate to cover potential credit losses. The average collection period on net billed trade receivables was 87 days at September 30, 1997 compared to 77 days at December 31, 1996.

     In the nine months ended September 30, 1997, the Company paid approximately $2.0 million in transition costs and liabilities related to the Antrim acquisition. These costs were accrued at the time of acquisition.

     Cash used in investing activities was $9.6 million for the nine months ended September 30, 1997. Purchases of software, property and equipment totaled $5.7 million. Of this amount, $1.4 million was used to purchase PreciseCare and $1.8 million was used on February 21, 1997 to purchase land and a building located in Tucson, Arizona, that will be used for customer-related activities. The remaining $2.5 million was used primarily for computers and computer-related equipment and office equipment. Capitalized software development costs totaled $3.9 million. Of this amount, $1.0 million was related to the initial payment under the Value Added Reseller ("VAR") agreement of February 7, 1997 with Dynamic Healthcare Technologies, Inc. ("Dynamic") for the license of a software program known as CoPath Client/Server ("CoPath"). CoPath is a computer clinical information system used in surgical pathology, cytology and autopsy. Pursuant to the terms of this agreement, the remaining balance of $2.0 million is expected to be paid by the Company over the next two years.

     Cash used in financing activities was $4.3 million for the nine months ended September 30, 1997. Of this amount, $3.6 million was used to pay the "Second S Corporation Distribution" on May 14, 1997 and $803,000 was used for principal payments on debt and capital leases. These amounts were partially offset by the issuance of 12,392 shares of the Company's Common Stock for approximately $136,000 under the Employee Stock Purchase Plan.

     At September 30, 1997, cash and cash equivalents were $18.7 million, and working capital was $40.9 million. At December 31, 1996, cash and cash equivalents were $31.9 million, and working capital was $39.1 million.

     The Company has a revolving line of credit with a bank allowing the Company to borrow up to $10.0 million. Any borrowings under the line of credit will bear interest at the bank reference rate unless the Company elects a fixed rate or certain variable rates contemplated by the agreement. All outstanding principal and interest under the line of credit are due December 31, 1997 except for any amounts outstanding under stand-by letters of credit which have a maximum maturity of 365 days. Approximately $204,000 of the line of credit is used to secure a letter of credit and is not available for immediate expenditure. There were no borrowings outstanding as of September 30, 1997.

     Other than the $2.0 million related to the VAR agreement with Dynamic, the Company currently has no significant commitments for capital expenditures; however, the Company continues to be actively involved in identifying and evaluating potential acquisitions which may result in the expenditure of funds.

     Management believes that existing cash and cash equivalents, cash available under its revolving line of credit and funds generated from operations will be sufficient to meet operating requirements for at least the next twelve months.

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

     Successful Introduction of Clinical Repository Systems. In the three months ended September 30, 1997, the Company reduced the carrying value of software development costs related to its suite of clinical repository systems ("CRSs"). These adjustments were related to certain modules incorporated into IntelliCare that have had their base code rewritten since development or have not generated sufficient sales to justify continued capitalization.
The Company has experienced slower than anticipated sales of its CRSs. To date, the Company has sold three systems. The
Company's CRSs are in production use at the Company's first two sites, and implementation is underway at a third site in the United Kingdom. The Company is currently developing additional modules for its CRSs and is also investigating the possible acquisition of additional modules developed by third parties for its CRSs. There can be no assurance that the Company will be successful in completing the development or acquisition of additional modules or that such development or acquisitions will be completed in a timely manner. The market for clinical repository products is in an early stage, and a significant number of vendors are currently offering or developing competitive versions of CRSs. These vendors include not only existing clinical information system suppliers, but other vendors throughout the HCIS industry. Any significant delay in the scheduled availability of the Company's CRSs could have a material adverse effect on the Company's ability to compete successfully in the emerging clinical repository marketplace. Moreover, there is a wide variation in the approach and functionality of CRSs currently being offered or developed by vendors, and no assurance can be given that the Company's CRSs, if successfully developed, will achieve and maintain marketplace acceptance. If the Company's CRSs are not developed substantially on schedule, do not perform substantially as expected or are not accepted in the marketplace, the Company's ability to maintain long-term growth may be materially adversely affected.

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

     Significant Fluctuations in Quarterly Operating Results; Revenue Recognition Policy. The Company's quarterly revenues and results of operations have varied significantly as a result of a number of factors, including (i) the volume and timing of systems sales and installations; (ii) the timing of client acceptances;
(iii) the length and complexity of the systems sales and installation cycles; (iv) seasonal buying trends as a result of clients' annual purchasing and budgeting practices; and (v) the Company's sales commission practices. The Company expects that these variations will continue for the foreseeable future. The Company recognizes revenues from the software portion of system sales on a percentage-of-completion method based upon completion of specified milestones (which are determined based upon actual hours incurred related to total estimated installation hours).
As a result, the timing of revenue recognition varies considerably and could be impeded by a number of factors, including availability of Company personnel, the Company's need to allocate system installation resources to other installations or to research and development activities, availability of client personnel and other resources, and complexity of the clients' needs and delays imposed by clients. During the three months ended September 30, 1997, the Company identified a trend toward longer sales and installation cycles with integrated delivery network customers. Any continuing trend of delays in progress toward completing a material system installation or a number of smaller installations could reduce the revenues recognized in any given period and could have a material adverse effect on the Company's business and results of operations. Because a significant percentage of the Company's expenses, particularly employee compensation, is relatively fixed, variations in the timing of system sales and installations can cause significant variations in operating results from quarter to quarter. If total revenues are below expectations in any period, the Company's inability to adjust spending to compensate fully for the lower revenues may magnify the adverse effect of such a shortfall on the Company's results of operations. Accordingly, the Company believes that period-to-period comparisons of revenue and results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance.

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

Item 3.   Defaults Upon Senior Securities
          None.

Item 4.   Submission of Matters to a Vote of Security Holders
          None.

Item 5.   Other Information
          None.

Item 6.   Exhibits and Reports on Form 8-K

          (a.) Exhibits

               27E - Financial Data Schedule, filed herewith.

          (b.) Reports on Form 8-K

               No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1997.

                           SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              SUNQUEST INFORMATION SYSTEMS, INC.
                                       (Registrant)



Date: November 4, 1997     By: /s/  Nina M. Dmetruk
                               ____________________________________________
                               Nina M. Dmetruk
                               Executive Vice President and Chief
                               Financial Officer
                               (Principal Financial and Accounting Officer)