Form 10-K405
period 1997-12-31
SUNQUEST INFORMATION SYSTEMS INC
filed 1998-03-30
CIK 1011340

                         UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
DECEMBER 31, 1997

                              OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
_______________ TO _________________

Commission file number: 0-28212

              SUNQUEST INFORMATION SYSTEMS, INC.
    (Exact name of registrant as specified in its charter)

PENNSYLVANIA                                  86-0378223
(State or other jurisdiction of               (I.R.S. Employer
Incorporation or Organization)                Identification Number)

                 4801 East Broadway Boulevard
                  Tucson, Arizona  85711-3609
      (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code (520) 570-2000

  Securities registered pursuant to Section 12(b) of the Act:
                             None

  Securities registered pursuant to Section 12(g) of the Act:
                  Common Stock, no par value
                       (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 20, 1998, the registrant had 15,375,962 shares of Common Stock outstanding. The aggregate market value of the Common Stock held by nonaffiliates of the registrant, based on the closing price of the Common Stock on March 20, 1998 as reported by Nasdaq, was $38,159,924 (calculated by excluding shares owned beneficially by directors, executive officers and other affiliates as a group from total shares outstanding solely for the purpose of this response).

              DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Shareholders for 1997 are incorporated by reference into Parts II and IV of this Form 10-K.

Portions of the registrant's Proxy Statement for the 1998
Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

Except as specifically incorporated by reference herein, the Annual Report to Shareholders for 1997 and the Proxy Statement are not to be deemed filed as part of this Annual Report on Form 10-K.

              SUNQUEST INFORMATION SYSTEMS, INC.
                       Form 10-K - 1997
                       TABLE OF CONTENTS
                                                        Page
                                                        ----
PART I
  Item 1 - Business
    General                                                1
    Recent Developments                                    1
    Products                                               2
    Third-Party Marketing Arrangements                     8
    Products Under Development                             9
    Year 2000 Compliance                                  10
    Client Services                                       11
    Marketing                                             12
    Technology                                            12
    Research and Development                              13
    Competition                                           13
    Proprietary Rights                                    14
    System Acquisition Agreements                         14
    Backlog                                               15
    Employees                                             15
    Forward-Looking Statements                            15
    Executive Officers of the Registrant                  22
  Item 2  - Properties                                    23
  Item 3  - Legal Proceedings                             24
  Item 4  - Submission of Matters to a Vote of Security
              Holders                                     24
PART II
  Item 5  - Market for Registrant's Common Equity and
              Related Stockholder Matters                 25
  Item 6  - Selected Financial Data                       26
  Item 7  - Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                  26
  Item 7A - Quantitative and Qualitative Disclosures
              about Market Risk                           26
  Item 8  - Financial Statements and Supplementary
              Data                                        26
  Item 9  - Changes in and Disagreements with
              Accountants on Accounting and Financial
              Disclosure                                  26
PART III
  Item 10 - Directors and Executive Officers of the
              Registrant                                  27
  Item 11 - Executive Compensation                        27
  Item 12 - Security Ownership of Certain Beneficial
              Owners and Management                       27
  Item 13 - Certain Relationships and Related
              Transactions                                27
PART IV
  Item 14 - Exhibits, Financial Statement Schedules,
              and Reports on Form 8-K                     27
  Signatures                                              31

                            Part I

Item 1.  Business.


General

     Sunquest Information Systems, Inc. ("Sunquest" or the "Company") provides health care information systems ("HCISs") to large and mid-sized hospitals, clinics and other facilities, including integrated delivery networks ("IDNs") comprised of multi-entity, multi-site health care organizations. Sunquest was established in 1979 and has become a market leader in the sale of laboratory information systems ("LISs") that integrate disparate equipment and data sources in order to automate a laboratory department's specialized processes and manage its large volumes of clinical data. In 1991, the Company also began marketing FlexiRad, a radiology information system. Sunquest became a public company on June 10, 1996, when it closed its initial public offering of Common Stock. With the purchase of Antrim Corporation ("Antrim") on November 26, 1996, the Company acquired a presence in the commercial and medical reference laboratory market. In August 1997, Sunquest purchased certain inpatient pharmacy software systems, and in November 1997, entered into a software license agreement for an outpatient pharmacy system. See "Recent Developments." As of December 31, 1997, Sunquest had an installed customer base of more than 1,060 sites, including 135 of the world's largest IDNs, in the United States, Canada, Europe, Mexico and Saudi Arabia.

     In order to lower health care delivery costs while improving the quality of patient care, IDNs need detailed clinical and management information that enables providers within the IDN to manage such important processes as: (i) patient care processes across multiple delivery sites; (ii) the appropriateness of diagnoses, treatments and resource utilizations; (iii) provider performance and clinical outcomes; and (iv) commercial and medical reference laboratory processing and business practices. Significant market opportunities exist for HCIS vendors offering open systems architecture that allows interoperability with legacy systems and solutions from other leading vendors. These systems permit IDNs to select and integrate information systems by either retaining existing legacy systems or selecting from an array of new and existing systems from different vendors. Sunquest now offers four suites of health care information systems in addition to its stand-alone product offerings.

     Sunquest markets its products and services internationally through its direct sales force and marketing relationships with other information systems vendors. These relationships include a marketing partnership with IBM in IBM's Open Healthcare Alliance.


Recent Developments

     On August 29, 1997, MSC Acquisition, Inc., a newly formed subsidiary of the Company, purchased certain inpatient pharmacy software systems comprising the PreciseCare Medication Management System ("PreciseCare") from Medintell Systems Corporation ("Medintell"), for $1.4 million in cash and the assumption of certain obligations and transition costs. MSC Acquisition, Inc. was subsequently renamed "Sunquest Pharmacy Information Systems, Inc." ("Sunquest Pharmacy") and the product was renamed "FlexiMed." The addition of pharmacy systems is an important component in the Company's strategy to be a

"best-of-suite vendor" in enterprise clinical departmental systems.
In conjunction with the purchase of the PreciseCare software, the Company charged operations $1.3 million for acquired, in-process technology.
The after-tax effect of this charge to operations was to reduce net income by $1.1 million, or $.07 per share. In addition, the Company and ValueRx Inc., an affiliate of Medintell, have entered into a marketing arrangement with respect to PreciseCare.

     On November 26, 1997, Sunquest Pharmacy entered into a Software License Agreement ("Agreement") with MEDITrust Healthcare Services, Inc. ("Meditrust") for an outpatient pharmacy system for $750,000 in cash. The Agreement grants the Company a perpetual, fully paid-up, worldwide, non-exclusive license to modify, interface, market, sublicense, support, copy and otherwise use the software, including the source code and object code. The Company plans to continue to develop and to market these pharmacy systems through Sunquest Pharmacy.

     During the third quarter of 1997, the Company reduced the carrying value of IntelliCare software development costs by $1.5 million. The adjustment was related to certain modules incorporated into the Company's IntelliCare suite of products that had not generated sufficient sales to justify continued capitalization. During the fourth quarter of 1997, the Company decided to discontinue the sale of its IntelliCare suite of products as an enterprise-wide computerized patient record solution and to discontinue the development of a nurse clinical documentation system. In connection with the discontinuation of such products, the Company charged operations $890,000. The Company plans to refocus its technology and development efforts on the integration of its suite of laboratory, radiology and pharmacy information systems, the Clinical Event Manager rules-based alerts system and the Laboratory Data Network system for medical laboratory consortia. The after-tax effect of both the third and fourth quarter charges to operations was a reduction to net income of $1.5 million, or $.10 per share.


Products

     Sunquest's business strategy is to engineer its products for the changing health care environment, now characterized by the emergence of IDNs and a trend to outpatient care delivery. These large organizations are also adopting the purchasing strategy used by large manufacturing companies and are limiting the number of vendors with whom they deal. In response, Sunquest has adopted a "suite" strategy for sales, and has clustered its products into logical groupings which are required by these delivery systems.

     Sunquest now offers four suites of health care information systems in addition to its stand-alone product offerings: (i) the departmental clinical services suite with systems that automate the operations of laboratories, radiology and pharmacy departments within a clinical environment such as a hospital; (ii) the commercial and medical reference laboratory suite with systems that automate the clinical, financial and information support operations of commercial medical laboratories; (iii) the integration and connectivity suite with systems that allow Sunquest products to communicate with other vendors' software and hardware products; and (iv) the clinical data management suite with systems that integrate clinical patient care data directly to the caregiver or clinical department.

Departmental Clinical Services Systems

     Departmental systems for the laboratory were the first products developed by Sunquest, and were followed by the addition of radiology and pharmacy systems. This suite of systems now automates the information needed to manage the workflow and information needs of laboratory, radiology and pharmacy departments in one or more facilities. These systems provide automation services specific to the needs of the department and capture information for use by physicians and other caregivers. In addition to the departmental clinical suite, each product comprising the suite is individually available as a specific solution.

  Clinical Laboratory Information Systems

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

     The Clinical Laboratory module is the core of the FlexiLab system and manages the processes of the high volume test areas of the laboratory. This module includes volume and performance statistics, patient archiving, demographics, patient reporting, security and audit trails. Sunquest has recently released Windows-based functionality, using client server architecture, to its Clinical Laboratory module that features a new database schema, episodal management and outpatient
     tracking capabilities.   Episodal management enables the
     entire on-line clinical patient record to be viewed at the laboratory level for clinical treatment analysis and financial and managed care cost analysis. Outpatient tracking capabilities enable separate tracking of the patient and the specimen, improving the efficiency with which a provider can manage concurrent care processes.

     The Mulhos module utilizes the FlexiLab system to support multiple facilities. Each facility can have its own individualized reports, rules and options which allow for differences among facilities. The Mulhos module manages vital inter-institutional issues such as the security of patient information and conflicts between each facility's patient identification system.

     The Commercial Outreach module enables the hospital laboratory to expand beyond the traditional acute care needs of an IDN. Automated results reporting to remote physician offices, rapid order entry, and customer service enhancements are among the features that support the commercial laboratory environment. Other features include the ability to update client data and courier routes in order to improve the laboratory's ability to manage its operations. Customized client reports assist the laboratory in designing its own patient reports.

     The Microbiology module in FlexiLab provides a comprehensive, paperless environment that enhances the communication of microbiology and epidemiological results. User definable, automated rules assist the microbiologist in measuring the effectiveness of medications on specific organisms in order to predict effects on a patient's outcome.

     The Blood Bank module automates a hospital's complete transfusion service, including inventory and distribution of blood products to the patient. This module, which uses rules-based logic, is designed to prevent the distribution of inappropriate blood products. For example, the Blood Bank module automatically provides notice if the blood product has not been appropriately matched to the patient at the time of issue. The donor module which is included with Blood Bank automates the collection procedures and management of blood product inventories. It also manages and tracks blood donated by patients for their own use and provides quality controls to assure compliance with rules of good practice.

     The Lab Access Results Workstation module provides easily accessible and comprehensive on-line processing of data through defined specimen viewing configurations that are supported by color-coded Quality Assurance ("QA") result failures and Quality Control ("QC") specimen groupings. Specimens may be displayed in a spreadsheet format, with failures indicated through color changes in the displayed results, or individually. Individual specimens or batches of specimen tests results may be released to the patient file at any time. On-line results entry and assessment allow data to be viewed for either a single analyzer or for multiple analyzers that run similar or dissimilar tests. A user-defined, auto-verification process tags normal results for release and suspect results for closer review.

     The Flexi-3R module provides redundancy and high systems availability within the LIS. Flexi-3R provides a secondary database that allows high volume printing of management and patient reports. Queries can be made into this database without affecting the response time of the primary database.

     The Anatomic Pathology module is designed to manage specimens and reports, including reports for surgical pathology and cytology. The main features of this module are the archiving and retrieving of patient records. For example, the pathologist, while examining specimens, can automatically retrieve historic specimen results including previous tissue diagnoses, thereby improving the timeliness and quality of patient care. The module supports special cytology reports, such as pap smear reports. The Company is no longer actively marketing and selling this product but continues to support those sites that are currently using the Anatomic Pathology module.

  Radiology Information Systems

  Sunquest's FlexiRad system is designed to streamline the operations of the radiology department and facilitate orders, intelligent scheduling of both patients and resources, fee billing, patient tracking, film management and reporting. Using client server architecture and a graphical user interface, the FlexiRad product is easy to use, reducing training time on the system.

  FlexiRad offers a full suite of interfaces: admissions, discharge and transfer ("ADT"), orders, results reporting and billing. Additional interfaces unique to a Radiology department and offered by FlexiRad include interfaces to digital dictation systems (DictaPhone), speech recognition systems (IBM MedSpeak) and top of the line mammography products (MRS). These interfaces provide more information to the FlexiRad system and further reduce the turnaround time of patient reporting.

  Further integration is provided directly with FlexiLab. When an exam is being ordered, the radiology user can view related laboratory results on that patient, helping the health care provider determine the appropriateness of the order. On the results side, radiology patient reports can be correlated with anatomic pathology reports, providing useful information on necessity for biopsy recommendations.

  All information collected by the FlexiRad system can be viewed by using the relational ad hoc report writer. This tool allows the user to customize reports. In addition, off-the-shelf software, such as Microsoft Access or Seagate Crystal Reports, can be used to write customized reports.

  Pharmacy Information Systems

  FlexiMed is a patient focused, integrated pharmacy information system using state-of-the-art client server technology. This system provides reporting of medication use across the entire continuum of care and puts the pharmacy in control of drug therapy and documents through every step of the medication management process. In addition, it addresses two of the most pressing needs in today's health care environment: medication therapy outcomes and pharmacy cost control.

  Some key features of FlexiMed include medication profiling, order entry and management, clinical consulting and documentation, dispensing and inventory control, high volume drug prescription and ad hoc reporting capability.

  The acute care functionality has several operational options: traditional cart exchange, "just-in-time" envelope fill, automated drug distribution machines, or a hybrid combination of these.

  Outpatient functionality provides the user with high volume prescription processing and is automated with bar-code checking. The advanced multi-site capability supports on-line third-party claims adjudication with billing algorithms and financial processing that is configurable for site-specific variations.

  FlexiMed incorporates standard clinical alerts such as drug interaction and allergy alerts, and its configurable medication management allows the pharmacist the necessary time to evaluate and act on this advanced clinical information.


Commercial and Medical Reference Laboratory Systems

     Antrim, a wholly owned subsidiary of Sunquest, offers commercial, reference and outreach laboratory systems for the medical laboratory marketplace. The Antrim clinical systems coupled with Antrim financial products provide a complete solution for laboratory processing, billing processes, and business practices in the commercial, reference and outreach laboratory industry.

  Clinical Systems

     The Answers: General Laboratory is an efficient, performance-oriented management system that streamlines and expedites the daily operations within the laboratory.

     Client specific features allow the laboratory to better serve their client base in a competitive marketplace. Client specific reporting conveniences, client specific normals, criticals, and call parameters and client specific management and statistical reports give laboratories the tools to compete in the marketplace while giving them information to more efficiently market their business. Customer service features including stat/call lists, courier tracking, client problem tracking and streamlined inquiry options provide convenient access to information that is needed to serve a dynamic client base.

     User defined features give the system the flexibility to be tailored to fit the needs of the individual laboratory.

     The system offers quick and easy requisition entry to place orders in the most efficient manner. Information may be entered manually or electronically. Bar-coding is supported to maximize efficiency and can be used in conjunction with instrument interfaces. Batching is also available to facilitate high volume processing.

     Patient reports may be faxed, printed on-site, sent electronically or printed remotely. Automatic report scheduling with client specific features facilitate prompt, accurate reporting.

     The Answers: Microbiology product is fully integrated with the Answers: General Laboratory product and features user-defined workcards on which daily culture observations and activity can be recorded. Instrument interfaces and bar-coded plate labels are also available to increase efficiency. Epidemiology and management reports provide detail and summary information to be used in statistical evaluation of the department's activities.

     The Answers: Anatomic Pathology product is available for laboratories providing pathology and cytology service. The product uses the same flexible ordering, reporting, and customer service features that have made the Answers:
     General Laboratory product successful. Efficient storage of historical data makes it possible to match large volumes of patient history records with current work quickly and efficiently, and the criteria for retention is user-defined.

     Cytology features include batching capabilities, streamlined results entry screens, and comprehensive statistical reporting. Pathology supports Systematized Nomenclature of Medicine ("Snomed") coding, with accompanying management reports for data analysis. QA reporting is also available to correlate results and document any discrepancies detected.

  Financial Systems

     The Answers: General Ledger application is the core product of the Antrim Answers: Financial Systems. The system is designed to provide complete management of financial information in accordance with the Financial
     Accounting Standards Board recommendations for double entry accounting and is fully integrated with all components of the Answers: Financial System.

     The Answers: Accounts Receivable/Billing product provides features that allow efficient billing and collections processing of laboratory services. This product is used as an option for the Sunquest FlexiLab, Antrim's Answers:
     General Laboratory and non-Sunquest laboratory information systems. These features include front-end validations, full inquiry, cash receipts entry, one step adjustment processing and comprehensive reporting. The system also has tools that can assist the laboratory in meeting regulatory compliance requirements of local carriers.

     The Answers: Accounts Payable product provides tools to efficiently manage the expenditures of the laboratory. The system offers the ability to evaluate commitments, print and reconcile checks and produce comprehensive vendor related management reports.

     The Answers: Materials Management product offers the ability to manage the supplies inventory of the laboratory. Features include the capability to order, receive, issue, transfer and report all activity within a multiple location and/or multiple inventory environment. The system also allows retail sales of supplies to laboratory clients, with this activity automatically transferring to the Answers: Accounts Receivable/Billing product.

     The Answers: Electronic Claims/EDI services provide the capabilities to electronically transmit and electronically receive payment and rejection activity. These capabilities are available for Medicare, Medicaid, Blue Shield and prominent clearinghouses such as NEIC, CYDATA and IMS.

  Information Support Systems

     The Answers: Report Writer application allows the user to create, design and produce customized reports by extracting data from the host system. When integrated with the other Antrim Answers products, it allows data to be uploaded and downloaded to host files, and is ODBC enabled, which allows interfacing with other ODBC enabled applications.

     The Answers: Optical Disk Archiving application captures data from the host system, stores the information on optical media and retrieves the information on demand. Optical storage ensures efficient and accurate retention of data and provides protection necessary for long-term storage. Data is organized, indexed and cross-referenced for quick retrieval. Retrieved data can be displayed on-line, routed to other terminals, printed or transmitted to other electronic media. Multilevel security features prevent unauthorized access to archived material.

     The Answer: Remote Web Access application allows physicians and clinicians to view and print patient data remotely using Web technology on a corporate intranet. By accessing the general laboratory system through a standard web browser, the user can view patient results, print reports, order tests, graph cumulative results and review the test dictionary.

Integration and Connectivity

     Sunquest estimates that it has installed in its LIS client base over 9,600 interfaces that were developed for approximately 510 separate instruments and 550 HCISs of other vendors. This interface library allows the Company to seamlessly integrate virtually any lab instrument or HCIS into a client's LIS, radiology information system or pharmacy information system. The Company uses a variety of configuration options to support multi-hospitals and integrated delivery networks IDNs.

  Instrument Interfaces facilitate the linking of clinical laboratory instruments, utilizing the full communication capability of each instrument.

  Application Interfaces facilitate the linking of third-party application systems, such as hospital information and financial systems of other vendors, to Sunquest's
  Departmental Clinical Systems. The ability to handle the complexities of interacting information systems sets
  Sunquest apart from other providers.


Clinical Data Management

     Sunquest's Clinical Data Management products are designed to provide integrated clinical patient care data directly to the caregiver or clinical department either by combining Sunquest's suite of ancillary systems or through integration with disparate systems.

  The Clinical Event Manager system monitors patient specific data within a network and immediately alerts health care providers to significant patient information based on predetermined rules. Providers simply identify the clinical rules of interest and the Clinical Event Manager module notifies them via pager, fax or e-mail of any event triggered by the rules. Additionally, the system can check for reminders placed by the health care provider to order tests at specific intervals. The system also checks for interdisciplinary events for a given patient such as changes in vital signs versus administration of a particular drug.


Third-Party Marketing Arrangements

     Sunquest believes that there are advantages to open system solutions that facilitate the interoperation of products from other vendors. Consequently, the Company has entered into several value added remarketer ("VAR") agreements, joint marketing agreements and licensing agreements with other vendors.

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

Anatomic Pathology (Departmental Clinical Services Suite) In February 1997, the Company entered into a VAR agreement with Dynamic Healthcare Technologies, Inc. ("Dynamic") to relicense the Dynamic anatomical pathology product. The agreement grants the Company a non-exclusive license to modify, interface, market, sublicense, support and otherwise use the

Dynamic software program known as CoPath Client/Server ("CoPath") which is a computer clinical information system used in surgical pathology, cytology and autopsy.

Medication Expert (Clinical Data Management Suite) In February 1997, the Company entered into a non-exclusive license agreement with Multum Information Services, Inc. ("Multum") to market Multum's MediSource clinical information service to be provided as an option with Sunquest's proprietary system. Multum's MediSource product is a smart clinical information service that helps physicians to prescribe drugs based on the latest medical research findings. MediSource Expert Drug Orders provides each order individually adjusted for the patient based on the patient's clinical characteristics. MediSource Expert Dosing provides patient-specific dosing recommendations including both loading and maintenance doses when appropriate. The Company plans to incorporate the Multum advanced clinical decision support system into FlexiMed which will provide patient specific expert system support.

Integration Server (Clinical Data Management Suite) In March 1995, the Company entered into a VAR agreement with Century Analysis, Inc. ("CAI") which grants Sunquest a non-exclusive license to sublease and market CAI's Transaction Distribution Manager ("TDM") product. TDM greatly simplifies the task of performing inter-application data interchange and performs a number of functions including transaction store and forward with built-in fault recovery and management tolls to control all data interchange processing.


Products Under Development

     The following products are under development utilizing the same client-server architecture as the Company's existing systems. The development of new products is an uncertain process. There can be no assurance that the following products will be successfully developed or, if developed, that they will be accepted in the marketplace. See "Risk Factors" below.

FlexiMed-Outpatient (Departmental Clinical Services Systems) FlexiMed has two major systems components: an inpatient system and an outpatient system. The inpatient system is used in hospitals and is a proven product installed at two major hospital systems. The outpatient system deals with retail pharmacy functionality and is currently under development.
Its core functionality will be derived from the Meditrust application recently purchased by Sunquest.

Clinical Suite Integration (Departmental Clinical Services Systems) The Clinical Suite Integration will integrate the three primary Sunquest suite products, FlexiLab, FlexiRad and FlexiMed. Under development are a common viewing system and cross inquiry between systems.

Lab Data Network ("LDN")(Clinical Data Management Suite) is an open architecture system comprised of numerous component solutions to address the laboratory consolidation trend in the health care industry. LDN will enable disparate lab systems within a health care network to send orders, specimens and results to each other and to a central lab data repository. "Core Labs" and "Centers of Excellence" models can be effectively automated with LDN. The outreach client base will be provided with longitudinal results views from the lab data repository populated by disparate lab systems.

Departmental System Enterprise Viewer (Clinical Data Management Suite) is an operating environment for information management. Departmental System Enterprise Viewer will support flexible results display, enable clinical decision-making, and will be the medium for orders communication. Data can be presented as spreadsheets, graphs, and/or text, as well as in icon-based summaries. Results views can be customized for a specific clinician or group, and can easily be defined. Views can be presented for trending of results for one encounter or across encounters and will allow providers to "drill down" for more detailed results information. The system will be "web enabled" to provide a uniform "look and feel" independent of whether the provider is using Sunquest or other applications.

Infectious Disease Monitor (Clinical Data Management Suite) Antibiotic resistant organisms are emerging at most hospitals across the country. Infection control practitioners need to be notified when these organisms have been identified so that proper isolation procedures are implemented and appropriate resources are notified. When the Infectious Disease Monitor is used with Clinical Event Manager, all pertinent clinicians can be notified when a resistant, unusual or reportable organism is isolated in a hospital patient.

Enterprise Scheduler (Clinical Data Management Suite) In January 1997, the Company entered into a VAR agreement with Centennial Systems, Inc. which grants Sunquest a non-exclusive license to market, sublicense, support and otherwise use the Baseline 2000 Multi-Resource Scheduling System . This stand-alone product allows clinicians to schedule IDN resources such as rooms, beds, lab tests and outpatient clinics across the IDN's multiple facilities and services. Enterprise Scheduler facilitates complex scheduling of a health care enterprise's resources and maximizes the facility's efficiency in processing patient visits. The product's open interface will further enable the scheduling users to interact with other heterogeneous systems while taking advantage of a consolidated database for resource scheduling. Enterprise Scheduler provides user-selected record capabilities that offer focused access to the immediate need of the clinician. These include new patient registration forms, chart pull lists, record outguides, record location and encounter forms.

Enterprise Master Person Index ("EMPI") (Clinical Data Management Suite) EMPI is a generic term for a software product required by IDNs for administration of their membership. This product will permit the linkage of patient information even if the information originated in disparate information systems throughout a health care enterprise. EMPI will allow information systems to reliably share information without requiring a change in identification scheme. The EMPI will accept inputs from network entities, assigns unique identifiers, if required, and will provide positive identification of the member. Enhanced versions of the product will enable patient registration, physicians registration, physicians credentialling, automated member chart location and emergency admission data capture in hospitals and others. A key component of the EMPI system is an identity broker from a third-party that matches population based on demographic information for each locality and has been successfully used with similar data.

Year 2000 Compliance

     The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's software programs, whether sold as products of the Company or used internally, may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     Based on a recent assessment, the Company believes that the current releases of its products are all year 2000 compliant. The Company plans to have all clients converted to year 2000 compliant versions of its products by September 1999. Pursuant to contract terms, clients are obligated to cooperate with the Company in the installation of system enhancements, including the current year 2000 compliant versions.

     In addition, the Company has determined that only a small portion of software programs developed by other vendors and utilized internally will require upgrades to new versions to properly utilize dates beyond December 31, 1999. After reviewing the plans of these vendors, the Company believes that the upgrades to such software programs will be completed by the end of 1998. The cost of year 2000 compliant software related to systems developed by other vendors and used internally is included in maintenance agreements. The Company believes that consulting costs incurred in accomplishing the installation of year 2000 compliant software will be immaterial.


Client Services

     At December 31, 1997, the Company's client services section employed approximately 432 professionals who provide implementation, application and system support, education and consulting services to the Company's clients. The client services section primarily employs medical technologists and other health care professionals in supporting and implementing clinical information systems. These personnel are complemented by computer professionals to support complex IDNs. Client services employees attend rigorous training including, where required, a formal nine to 12-month initial training program to comply with the Company's certification requirements.

     Sunquest utilizes a "train the trainer" philosophy to educate its clients. This training consists of a structured process of project management and education with flexible schedule options, with training held at both the Company's and the clients' sites. System conversion, instrument training and operations training are included in the Company's post-implementation program. Each client is assigned a support analyst who understands how the software has been tailored for the client and how best to provide ongoing support. Full application and systems support coverage is available from the Company's "help desk" 24 hours a day and seven days a week. The Company uses outside consultants and self administered surveys to tract the quality of its services. In addition, Sunquest uses a third-party expert system to provide on-line project status reports and on-line support. Instrument interface, network consulting, operating system and hardware support are provided by experts in each area.

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

     Balanced View Consulting is a division of Sunquest that performs consulting primarily to the Company's installed base. The consulting ranges from training in the better use of Sunquest's products to full reengineering projects. Balanced View Consulting will also provide System Managers on a monthly or yearly basis, implementation assistance and specific project work on a hourly-fee basis.


Marketing

     The primary markets for the Company's systems and services are the approximately 3,500 acute care hospitals in the United States and Canada that have more than 250 beds and the approximately 4,000 commercial and medical reference laboratories in the United States. The Company also markets its systems and services to the approximately 600 hospitals in the United Kingdom and Germany that have more than 100 beds. Sunquest's principal sources of referrals are its clients and consultants. Sunquest also seeks to enhance its market recognition through participation in industry seminars and trade shows, Company-sponsored seminars, the Sunquest User Group and Regional User Group meetings in the United States and the United Kingdom, the Antrim User Group meetings, direct mail campaigns, telemarketing and advertisements in trade journals.

     The Company's marketing department is composed of a team of specialists in product management, marketing operations, marketing communications and sales support. Its sales force is organized into three divisions: (i) North American which is divided into three areas, Western, Northern and Southern, offering all of the Company's clinical products; (ii) European Sales, offering the Company's systems in the United Kingdom and Germany; and (iii) Antrim Sales, offering commercial and medical reference laboratory systems. At December 31, 1997 the Company employed a sales and marketing force of approximately 90 individuals.


Technology

     Sunquest's clinical products operate on Intel-based PC systems, IBM RS6000 and a variety of Digital Equipment
Corporation ("DEC") server systems. Users access the Company's applications using IBM compatible PCs and/or terminals. FlexiLab and FlexiRad are offered on both IBM and DEC platforms. FlexiMed is offered on the IBM RS6000 platform. Antrim's suite of products is being offered on IBM
RS6000 and DEC platforms.

     The Company utilizes the M computer language (also known as "MUMPS" or "Massachusetts General Hospital Utility Multi-Programming System") in the development of its laboratory and radiology clinical systems. FlexiMed, the Company's pharmacy product, is developed using Powerbuilder fourth generation language on an Oracle database. All of the products use or are migrating to Windows 95 for the client operating system. Antrim has developed all its information systems in the M language. The Answers: Remote Web Access product utilizes both M and web standard HTML languages.

     Sunquest is evaluating options to migrate its laboratory and radiology clinical systems to new technology by developing the object-oriented presentation layer and client-base business logic layer so that M-based data structures, relational data structures and object database structures (all residing on the server) can be deployed incrementally, depending on the state of product evolution. Although the Company does not believe that such migration is currently necessary to satisfy its clients' needs, the Company expects to transition over time all of its systems and modules to object orientation using the C++ programming language, Visual
Basic and relational and/or object database technology.

     Sunquest resells third-party terminals, label and page printers, storage devices and other peripheral devices. The Company also provides services to configure computer systems and networks. The Company has one-year renewable reseller agreements with DEC and IBM and a variety of reseller agreements with other middleware and device vendors.


Research and Development

     The Company believes that the continuing rapid evolution of the clinical information systems market has made a substantial and sustained commitment to product development essential to the long-term success of its business. The Company has a defined product development process characterized by its release management methodology. This process includes on-going analysis of the marketplace, determination of users' requirements, preparation of design specifications, and usability testing to ensure that new systems meet clients' standards.

     Sunquest's product development managers are responsible for product architecture, improvements to existing products, construction verification and inspection. The Company's product development engineers are assigned to one of three distinct functional groups: (i) the product engineering group, which is responsible for the ongoing evolution of the Company's existing products to meet the changing demands of the market; (ii) the service engineering group, which prioritizes corrections and improvements to deployed systems; and (iii) the technology group, which researches industry-standard components and develops new technologies for integration into the Company's current and future products.
As of December 31, 1997, approximately 156 product development engineers were assigned to improving and extending the Company's existing systems and approximately 69 engineers were assigned to the development of products in new product areas.

     In 1997, 1996 and 1995, the Company's research and development expenses before capitalization of software development costs totaled approximately $16.9 million, $12.8 million and $11.8 million, respectively. See "Risk Factors" below.


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

Consultants, Inc. and Triple G Corporation.  In addition, the
Company competes with a large number of other information system vendors. See "Risk Factors" below.


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

     The trade name Sunquest and other marks used by Sunquest in its business, such as FlexiLab and FLEXiRAD, have been registered in the United States Patent and Trademark Office. The name Sunquest has also been registered by Sunquest in the United Kingdom and Germany. The trade name Antrim and marks used by Antrim in its business, such as Answers, have also been registered with the United States Patent and Trademark Office. Sunquest Pharmacy has registered the mark PreciseCare with the United States Patent and Trademark Office. In addition, Flexi-3R, FlexiRad and Clinical Event Manager, among other marks, are trademarks of Sunquest and FlexiMed is a trademark of Sunquest Pharmacy. Also, certain of the Company's products are the subject of patent protection or a pending patent application.


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

Backlog

     At December 31, 1997, the Company had a total contract backlog of $99.5 million, which consisted of $49.3 million of system sales and $50.2 million of support and service. At December 31, 1996, total contract backlog was $87.3 million, which consisted of $41.9 million of system sales and $45.4 million of support and service. System sales backlog consists of the unearned amounts of signed contracts which have not yet been recognized as revenues. Support and service backlog consists primarily of contracted software support for a period of 12 months. The Company is unable to predict accurately the amount of backlog it expects to fill in any particular period, since it adjusts the timing of installations to accommodate clients' needs and since installations typically require eight to 12 months to complete.


Employees

     As of December 31, 1997, the Company had 828 employees. None of the Company's employees are represented by a labor union, nor has the Company experienced any work stoppages. The Company believes that it has good relations with its employees.


Forward-Looking Statements

     This report contains forward-looking statements with respect to, among other things, the market for the Company's products, the Company's future revenues and prospects, and certain plans and objectives of the Company's management. These statements are indicated by phrases such as "the Company will" or use of verbs such as "believes," "plans," "expects," "anticipates" or words of similar impact. The following are certain factors that may cause the Company's actual results to vary materially from those which are the subject of any such forward-looking statements.

Risk Factors

     Dependence on Single Product. To date, the Company has derived substantially all of its revenues from sales of laboratory information systems ("LISs") and related implementation support services. The Company expects that it will continue to derive a significant portion of its total revenues for the foreseeable future from sales of LISs and related implementation and support services. Accordingly, market factors adversely affecting sales of LISs could have a material adverse effect on the Company's business and results of operations. Such factors include, but are not limited to, consolidation among the Company's customers, changes in the criteria used by such customers in making purchase decisions, and competitive pricing pressures. The Company's target market for its LISs, consisting primarily of large and mid-sized hospitals, is characterized by continuing consolidation resulting in fewer purchasing decisions at a higher dollar value, a trend that may favor larger vendors with greater numbers of hospitals currently under contract. There can be no assurance that the Company will continue to be the vendor of choice as newly consolidated customers replace legacy systems.
In addition, changes in the criteria used in making purchasing decisions such as a shift from purchasing best-of-fit systems to purchasing single vendor, hospital-wide systems may have a material adverse effect on the Company's ability to attract new customers. Competitive pressures or other factors, including the Company's efforts to expand its LIS offerings to new markets, may result in significant price decreases that could have a material adverse effect on the Company's business and results of operations. There can be no assurance that the Company will be able to sustain or increase the level of revenues from sales of its LISs on an annual or quarterly basis.

     Rapid Technological Change and Dependence on New Product Development, Enhancement and Acceptance. The HCIS market is characterized by rapid technological advances, frequent new product introductions and evolving industry standards that are outside the control of the Company. The development and sale of additional applications is a principal means of competition in the HCIS market. Advances in both hardware and software technology, including the introduction of new hardware platforms, new programming languages and new software applications, will require the Company to make significant ongoing expenditures for research and development in order to adapt the Company's existing and subsequently introduced HCISs to such new technologies and to take advantage of the benefits they offer. For the foreseeable future, the Company intends to continue to devote substantial financial, managerial and personnel resources to its product development efforts, including the recently purchased pharmacy systems. The development of new and enhanced HCISs is a complex and uncertain process requiring high levels of innovation and the accurate anticipation of technological and market trends, and from time to time the Company has experienced delays in introducing new HCISs and HCIS enhancements. The Company intends to complete its migration of products and clients to Windows-based and year 2000 compliant software. An inability to accomplish this migration or any significant delay in such migration could have an adverse effect on the Company's business and results of operations. The failure of the Company to develop and introduce new HCISs, such as its pharmacy systems or its Clinical Data Management suite of products, and HCIS enhancements successfully or the failure to respond effectively to technological changes could have a material adverse effect on the Company's business and results of operations.

     Significant Fluctuations in Quarterly Operating Results; Revenue Recognition Policy. The Company's quarterly revenues and results of operations have varied significantly as a result of a number of factors, including (i) the volume and timing of systems sales and installations; (ii) the timing of client acceptances; (iii) the length and complexity of the systems sales and installation cycles; (iv) seasonal buying trends as a result of clients' annual purchasing and budgeting practices; and (v) the Company's sales commission practices.
The Company expects that these variations will continue for the foreseeable future. Revenues from the software portion of system sales are recognized on the percentage-of-completion method and are determined based upon actual hours incurred related to total estimated installation hours. As a result, the timing of revenue recognition varies considerably and could be impeded by a number of factors, including availability of Company personnel, the Company's need to allocate system installation resources to other installations or to research and development activities, availability of client personnel and other resources, and complexity of the clients' needs and delays imposed by clients. During 1997, the Company identified a trend toward longer sales and installation cycles with integrated delivery network customers. Any continuing trend of delays in progress toward completing a material system installation or a number of smaller installations could reduce the revenues recognized in any given period and could have a material adverse effect on the Company's business and results of operations. Because a significant percentage of the Company's expenses, particularly employee compensation, is relatively fixed, variations in the timing of system sales, installations and training costs can cause significant variations in operating results from quarter to quarter. If total revenues are below expectations in any period, the Company's inability to adjust spending to compensate fully for the lower revenues may magnify the adverse effect of such a shortfall on the Company's results of operations. Accordingly, the Company believes that period-to-period comparisons of revenue and results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance.

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

     Discontinuance of the Sale of Clinical Repository
Systems. On January 28, 1998, the Company announced its plan to discontinue the sale of the IntelliCare suite of products as an enterprise-wide computerized patient record solution and to discontinue the development of a nurse clinical documentation system. At that time, the Company had three customer sites using certain of the IntelliCare products.
Although the Company continues to support these customers, there can be no assurance that they or others will not assert claims with respect to the discontinued products. In addition, the Company's decision to withdraw from the enterprise-wide computerized patient record market could have a material adverse effect on the Company's ability to compete successfully with vendors who offer such products in conjunction with LISs.

     Dependence on Key Personnel; Management of Changing Business. The Company's future success depends to a significant extent upon the executive officers, the Board of Directors, and certain other managerial, technical and marketing personnel. The Company has experienced turnover at the executive level in the past, and the loss of the services of key personnel could have a material adverse effect on the Company's business and results of operations. The Company's ability to manage growth will require it to continue to attract, motivate and retain highly skilled managerial, technical and marketing personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting, motivating and retaining the personnel required to maintain and improve its business and results of operations.

     Risks Associated with Identifying and Integrating
Acquisitions; Other Strategic Alternatives. The Company intends to continue to grow through the acquisition of complementary products, technologies or businesses in the HCIS industry. The Company's management has limited experience in identifying appropriate acquisitions and in integrating products, technologies and businesses into its operations. The evaluation, negotiation and integration of any such acquisition may divert the time, attention and resources of the Company, particularly its management. There can be no assurance that the Company will be able to integrate successfully any acquired products, technologies or businesses into its operations, including its pharmacy systems. In addition, there is significant competition for acquisition opportunities in the HCIS industry. Consolidation in the industry may intensify such competition and thereby increase the costs of such acquisition opportunities. The failure to identify and compete successfully for strategic acquisition opportunities or to integrate successfully any acquired products, technologies or businesses could have a material adverse effect on the Company. In addition to acquisitions, the Company may from time to time consider other strategic alternatives including, without limitation, mergers, consolidations, joint ventures and recapitalizations. The evaluation and implementation of any such alternative may divert the time, attention and resources of the Company.
There can be no assurance that any such strategic alternative would be implemented successfully.

     Regulation.  The United States Food and Drug
Administration ("FDA") is authorized to regulate medical devices under the Federal Food, Drug and Cosmetic Act, as amended. The Company expects that the FDA is likely to become increasingly active in regulating computer software that is intended for use in health care settings. In March 1994, the FDA issued a letter advising that the FDA considers medical devices to include software products intended for use in the manufacture of blood and blood components or for the maintenance of data used to assist personnel in making decisions concerning the suitability of blood donors and the release of blood or blood components for transfusion or further manufacture. As such, the FDA determined that manufacturers and distributors of these products, such as the Company, are subject to FDA regulation. The FDA can impose extensive requirements governing pre- and post- market conditions such as device investigation, approval, labeling and manufacturing. Compliance with these new requirements and any future requirements imposed by the FDA could be costly and could delay or preclude the introduction of certain new products. The Company is unable to determine at this time the effect, if any, that these requirements may have on its business.

     Sunquest was the subject of a good manufacturing practices ("GMP") audit conducted by representatives of the FDA that was completed on February 6, 1998. The Company was informed that its LISs may be considered medical devices under the Federal Food, Drug, and Cosmetic Act and regulations and policies promulgated thereunder (the "FFDCA") and would, in such event, be subject to regulation by the FDA. As such, the Company would be required to, among other things, register and list its LISs with the FDA. The Company does not believe that its LISs are medical devices under the FFDCA and is in the process of determining whether other LIS vendors have treated their LISs as medical devices. Until such time as the FDA formally notifies the Company that its LISs are medical devices under the FFDCA, the Company does not intend to treat its LISs as medical devices.

     Antrim was the subject of a GMP audit conducted by the FDA in March 1996. As a result of the audit, Antrim received a warning letter from the FDA in June 1996 instructing Antrim to resolve certain GMP issues and to contract with an independent, third-party auditor to certify that certain procedures were in place. The independent audit was conducted in November 1996 and the results of the audit indicated that the non-compliance issues had not been resolved. The Company, working through the FDA's Dallas District Office, has proposed to discontinue the marketing and development of the Antrim blood bank product and to replace it with the Company's blood bank software in lieu of expending time and resources to bring the Antrim product into substantial GMP compliance. The Company is currently awaiting a decision by the Center for Biologics, Evaluation, and Research in Washington, D.C. as to the acceptability of this proposal. In addition, the Department of Health of the State of Texas (the "DOH") imposes certain licensing requirements and other standards on certain distributors and manufacturers of certain medical devices located within Texas, such as Antrim. Antrim has filed the required license application with the DOH. The DOH is authorized to impose substantial penalties for non-compliance with its regulations.

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

     Fluctuations of Stock Price. In recent years, the stock market in general, and the shares of software technology companies in particular, have experienced extreme price fluctuations that are often unrelated to the operating performance of such companies. The Company has experienced fluctuations in its stock price related to these general market fluctuations and to such operating factors as quarterly fluctuations in its revenues or results of operations, general conditions in the information technology services industry and announcements of new products or services by the Company or its competitors. These fluctuations may adversely affect the future market price of the Company's Common Stock.

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

     Foreign Sales. Sales of its systems and services to clients located outside the United States have historically accounted for less than ten percent of the Company's total revenues. The Company's operations outside the United States are subject to the risks that agreements may be more difficult to enforce and receivables more difficult to collect through a foreign country's legal system; foreign customers often have longer payment cycles; foreign countries could make unexpected changes in regulatory requirements or be the subject of significant political and economic instability; foreign subsidiaries, distributors and sales representatives may be difficult to manage; foreign countries could impose additional withholding taxes or otherwise tax the Company's foreign income, impose tariffs or adopt other restrictions on foreign trade; and intellectual property rights may be more difficult to enforce in foreign countries. There can be no assurance that any of these factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's business, financial condition and results of operations. In addition, exchange rate fluctuations may render the Company's products less competitive relative to local product offerings, or could result in foreign exchange losses, depending upon the currency in which the Company sells its products. To date, the Company has not engaged in exchange rate hedging activities to minimize the risks of such fluctuations. The Company may seek to implement hedging techniques in the future with respect to its foreign currency transactions. There can be no assurance, however, that the Company will be successful in such hedging activities.

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

     No Dividends Contemplated. The Company does not anticipate that it will pay any dividends on its Common Stock in the foreseeable future. The Company currently intends to retain earnings, if any, to fund the development and growth of its business. The Company has a bank line of credit agreement that prohibits the payment of any capital distributions or dividends.

Executive Officers of the Registrant

     Information concerning the executive officers of the Company is set forth below.

     Name                  Age               Position
     ----                  ---               --------
Sidney A. Goldblatt         63        President, Chief Executive
                                      Officer and Director
Richard A. Wesson           57        Chief Operating Officer
Nina M. Dmetruk             45        Executive Vice President-
                                      Chief Financial Officer,
                                      Secretary and Director
James F. Garliepp           46        Executive Vice President-
                                      Chief Technology Officer
Ivan G. Boyd                43        Senior Vice President-
                                      Sales and Marketing
Joanna S. Broder            54        Senior Vice President-
                                      Client Services
Samuel A. Miller            59        Senior Vice President-
                                      Technology
Bradley L. Goldblatt        34        Treasurer and Director

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

     Nina M. Dmetruk has served as Executive Vice President-Chief Financial Officer of the Company since September 1991 and a director of the Company since December 1991. She has served as Secretary of the Company since August 1996. Effective May 26, 1996, Ms. Dmetruk entered into an employment agreement with the Company under which she agreed to serve as the Executive Vice President-Chief Financial Officer of the Company on a full-time basis. During her earlier service as Executive Vice President-Chief Financial Officer, Ms. Dmetruk was not an employee of the Company and devoted approximately 60% to 80% of her time to the Company's business. Ms. Dmetruk is a CPA and a CFP and until May 1996 was the sole owner of a public accounting firm for more than five years.

     James F. Garliepp has been Executive Vice President-Chief
Technology Officer since September 1991. Mr. Garliepp previously served as Senior Vice President-Technology from 1989 to September 1991 and served in various other positions from 1982 to 1989.

     Ivan G. Boyd has been Senior Vice President-Sales and Marketing since November 1997. From October 1995 to September 1997, Mr. Boyd was employed by ADAC HealthCare Information Systems, a division of ADAC Labs, a health care information systems company, where he served as Executive Vice President of Sales and Marketing. From September 1994 to July 1995, Mr. Boyd was employed by First Data Corporation, a health care information systems company, where he served as Senior Vice President of Sales. From June 1980 to September 1994, Mr.
Boyd was employed by Digital Equipment Corporation, a computer manufacturing company, where he served as Worldwide
Healthcare Director from April 1993 to September 1994 and U.S. Channels Marketing Director from July 1991 to April 1993.

     Joanna S. Broder has been Senior Vice President-Client Services since March 1997. From January 1995 until she joined the Company, Ms. Broder was employed by AT&T Government Markets, a telecommunications company, where she served as Assistant Vice President, Collaborative Solutions. From November 1989 to November 1994, Ms. Broder was employed by Digital Equipment Corporation, a computer manufacturing company, where she served as Program Manager.

     Samuel A. Miller has been Senior Vice President-Technology since February 1998. From January 1997 until February 1998, Mr. Miller served as Senior Vice President-Engineering of the Company. From August 1996 until January 1997, Mr. Miller served as Vice President-Strategic Planning of the Company. From March 1996 to July 1996, Mr. Miller was a Consultant for the Worldcare Corporation, a health care telemedicine company. From March 1994 to December 1995, Mr. Miller was employed by Massachusetts General Hospital, where he served as Senior Vice President of Operations and Chief Information Officer. From January 1992 to March 1994, Mr. Miller was employed by Chedoke-McMaster Hospitals, where he served as Vice President of Professional Services and Chief Information Officer.

     Bradley L. Goldblatt has been Treasurer and a director of the Company since December 1992 and was employed by the Company until February 1998. From June 1991 to February 1993, he was a Research Laboratory Technician at the Eye and Ear Institute of Pittsburgh. Bradley L. Goldblatt is the son of Dr. Goldblatt.

     The executive officers of the Company are elected by and serve at the discretion of the Board of Directors.


Item 2.  Properties.

     The Company's principal executive and administrative offices and its sales and marketing, customer services and product development facilities are located in two buildings containing 102,000 square feet of office space and 85,000 square feet of office space, respectively, in Tucson, Arizona. The Company leases the buildings from Any Travel, Inc., a travel agency located in Tucson, Arizona, which is owned by the Trusts. The lease for the 102,000 square foot building, which includes an adjacent two-level parking facility, currently requires monthly rental payments of $96,792 and expires in September 2001. The Company occupies approximately 48,000 square feet of office space in the other building and subleases the remaining space to a number of subtenants. The lease for the second building currently requires monthly rental payments of $72,700 and expires in May 2004. Sunquest receives monthly rental payments under the subleases totaling approximately $23,000. In addition, the Company owns a facility containing approximately 43,620 square feet, in Tucson, Arizona, which was purchased in February 1997 for cash in the amount of $1.8 million. The building is being leased to third parties but will eventually be used for customer-related activities. Currently, Sunquest receives monthly rental payments of approximately $24,000 from this facility. The Company also owns a two-story building, containing approximately 18,000 square feet, in Johnstown, Pennsylvania, which it may use as an office facility.

     Antrim leases office space in Plano, Texas, containing approximately 47,420 square feet. The lease currently requires monthly rental payments of $58,287 and expires in May
2001. Antrim receives monthly rental payments under a sublease totaling approximately $5,000.

     The Company believes that its facilities will be adequate for its current operations for at least the next twelve months.

     Borrowings under the Company's line of credit with Bank of America National Trust and Savings Association ("Bank of America") are secured by all of the Company's assets. The Company has also granted liens on all of its assets to a vendor to secure amounts due for the purchase of hardware and other equipment.


Item 3.  Legal Proceedings.

     As of the date hereof, the Company is not a party to any proceedings the outcome of which, in the opinion of management, would have a material adverse effect on the Company's results of operations or financial condition.


Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of shareholders during the quarter ended December 31, 1997.

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

                                   Price Range
      Period                     High        Low
--------------------------------------------------
1997
  First quarter                 $17.625    $ 9.750
  Second quarter                $15.750    $ 8.125
  Third quarter                 $17.175    $10.500
  Fourth quarter                $15.000    $ 6.500

                                   Price Range
      Period                     High        Low
--------------------------------------------------
1996
  Second quarter (from May 31)   $19.750   $12.000
  Third quarter                  $19.000   $10.125
  Fourth quarter                 $18.625   $13.000

     Except for S corporation distributions, no dividends have been declared or paid on the Company's Common Stock. The Company anticipates that it will retain future earnings, if any, to fund the development and growth of its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The Company's line of credit prohibits the payment of capital distributions or dividends. At March 20, 1998, there were 36 holders of record of the Common Stock, and the Company believes that on that date there were in excess of 1,300 beneficial owners of the Common Stock.

Item 6.  Selected Financial Data.

     The information required by this item is included in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1997 (the "Annual Report") and such information is incorporated herein by reference.


Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

     The information required by this item is included in the Annual Report and such information is incorporated herein by reference.


Item 7A. Quantitative and Qualitative Disclosures about Market
         Risk.

     Not applicable.


Item 8.  Financial Statements and Supplementary Data.

     The financial statements, together with the report thereon of Ernst & Young LLP dated February 13, 1998, and supplementary data required by this item are included in the Annual Report and such financial statements and supplementary data are incorporated herein by reference.


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

                           Part III

Item 10.  Directors and Executive Officers of the Registrant.

     The information set forth under the caption "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K and the information set forth under the caption "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference.


Item 11.  Executive Compensation.

     The information set forth under the caption "Executive
Compensation and Related Information" in the Proxy Statement is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The information set forth under the caption "Security
Ownership of Certain Beneficial Owners and Management" in the
Proxy Statement is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions.

     The information set forth under the caption "Certain
Transactions and Business Relationships" in the Proxy
Statement is incorporated herein by reference.


                            Part IV

Item 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K.

 (a)  The following documents are filed as a part of this Report:

     (1)  Financial Statements (Incorporated by reference in Item 8)
          ----------------------------------------------------------

          Report of Independent Auditors dated February 13, 1998

          Consolidated Balance Sheets as of December 31, 1997 and 1996

          Consolidated Statements of Income for the years ended
          December 31, 1997, 1996 and 1995

          Consolidated Statements of Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995

          Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995

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

     10A.1 Profit Sharing Plan, as amended December 31, 1997. (2) (3)

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

     10H.1 Amendment dated May 26, 1996 to Richard A.
           Wesson's Employment Agreement. (2) (4)

     10I.3 Stock Incentive Plan of 1996, as amended
           March 12, 1998. (2) (3)

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

     10P   Employment Agreement effective May 26, 1996 between
           Nina M. Dmetruk and the registrant. (1) (2)

     10Q Lease dated June 1, 1996 between Antrim Corporation, as lessee, and Massachusetts Mutual Life Insurance
           Company, as lessor, with respect to office space in Plano, Texas. (4)

     10S Form of Underwriting Agreement dated May 30, 1996, filed as Exhibit 1A to Registration Statement No. 333-
           2790 and incorporated herein by reference.

     10T   Business Loan Agreement dated as of December 30,
           1997, among the registrant, Sunquest Europa Limited,
           Antrim Corporation, Sunquest Pharmacy Information
           Systems, Inc., Sunquest Germany GmbH and Bank of America National Trust and Savings Association. (3)

     10U Stock Purchase Agreement with The Compucare Company, dated as of November 26, 1996, filed as Exhibit 2A to Form 8-K dated December 11, 1996 and incorporated herein by reference.

     13B   Financial Information Section of Annual Report to
           Shareholders for 1997. (3)

     16A Letter regarding change in independent auditors, dated May 9, 1996. (1)

     21C   Subsidiaries of the registrant. (3)

     23I   Consent of Independent Auditors, dated March 26, 1998. (3)

     27F   Financial Data Schedule for the year ended December 31,
           1997. (3)

     ___________________
     (1) Filed, under the same number, as an exhibit to Registration Statement No. 333-2790 and incorporated herein by reference.

     (2)  Management contract or compensatory plan or arrangement.

     (3)  Filed herewith.

     (4) Filed, under the same number, as an exhibit to the Form 10-K for the year ended December 31, 1996.

 (b)  Reports on Form 8-K

        No reports on Form 8-K were filed by the registrant during the quarter ended December 31, 1997.

                          SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Johnstown, Commonwealth of Pennsylvania, on March 30, 1998.


                    SUNQUEST INFORMATION SYSTEMS, INC.
                              (Registrant)

                    By:  /s/ Sidney A. Goldblatt
                         _____________________________________
                         President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

     Signature                     Title                            Date
     ---------                     -----                            ----

/s/ Sidney A. Goldblatt       President and Chief Executive     March 30, 1998
____________________          Officer (Principal Executive
 Sidney A. Goldblatt          Officer) and Director

/s/ Nina M. Dmetruk           Executive Vice President and      March 30, 1998
___________________           Chief Financial Officer
 Nina M. Dmetruk              (Principal Financial and
                              Accounting Officer) and Director

/s/ Bradley L. Goldblatt      Director                          March 30, 1998
________________________
 Bradley L. Goldblatt

/s/ Richard W. Barker         Director                          March 30, 1998
_____________________
 Richard W. Barker

/s/ Stanley J. Lehman         Director                          March 30, 1998
_____________________
 Stanley J. Lehman

/s/ Larry R. Ferguson         Director                          March 30, 1998
_____________________
 Larry R. Ferguson

/s/ Peter P. Gombrich         Director                          March 30, 1998
_____________________
 Peter P. Gombrich

              Sunquest Information Systems, Inc.

       Form 10-K For Fiscal Year Ended December 31, 1997
                  Commission File No. 0-28212
                  ---------------------------

                         Exhibit Index
                         -------------

Exhibit No.      Description
-----------      -----------

3A Amended and Restated Articles of Incorporation of the registrant. *

3B               Amended and Restated Bylaws of the registrant. *

10A Profit Sharing Plan, as amended December 28, 1994, together with Profit Sharing Trust Agreement. *

10A.1            Profit Sharing Plan, as amended December 31, 1997.

10B Lease Agreement dated as of September 17, 1991 between the registrant, as lessee, and Any Travel, Inc., as lessor, with respect to the premises located at 4801 East Broadway Boulevard, Tucson, Arizona. *

10E Triple Net Lease Agreement dated as of May 2, 1994 between the registrant, as lessee, and Any Travel, Inc., as lessor, with respect to the premises located at 1121-1161 North El Dorado Place in Tucson, Arizona. *

10H              Employment Agreement dated July 24, 1994 between
                 Richard A. Wesson and the registrant. *

10H.1            Amendment dated May 26, 1996 to Richard A. Wesson's
                 Employment Agreement. *

10I.3            Stock Incentive Plan of 1996, as amended March 12, 1998.

10K Business Loan Agreement dated as of March 8, 1996, as amended March 11, 1996, among the registrant, Sunquest Europa Limited and Bank of America Arizona, and related Security Agreements. *

10N Tax Indemnification Agreement dated as of April 30, 1996, between the registrant and its shareholders of record as of April 30, 1996. *

10P Employment Agreement effective May 26, 1996 between Nina M. Dmetruk and the registrant. *

10Q Lease dated June 1, 1996 between Antrim Corporation, as lessee, and Massachusetts Mutual Life
                 Insurance Company, as lessor, with respect to office space in Plano, Texas. *

10S              Form of Underwriting Agreement dated May 30, 1996. *

10T Business Loan Agreement dated as of December 30, 1997, among the registrant, Sunquest Europa Limited, Antrim Corporation, Sunquest Pharmacy Information Systems, Inc., Sunquest Germany GmbH and Bank of America National Trust and Savings Association.

10U Stock Purchase Agreement with The Compucare Company, dated as of November 26, 1996. *

13B              Financial Information Section of Annual Report to
                 Shareholders for 1997.

16A Letter regarding change in independent auditors, dated May 9, 1996. *

21C              Subsidiaries of the registrant.

23I              Consent of Independent Auditors, dated March 26, 1998.

27F              Financial Data Schedule for the year ended December
                 31, 1997.

___________________
* Incorporated by reference.