Form 10-Q
period 1998-03-31
SUNQUEST INFORMATION SYSTEMS INC
filed 1998-05-12
CIK 1011340

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
MARCH 31, 1998

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


On May 8, 1998, there were 15,380,483 shares of Common Stock outstanding.

               Sunquest Information Systems, Inc.
                            Form 10-Q
          For the Quarterly Period Ended March 31, 1998

                        Table of Contents


                                                            Page
                                                            ----
Part I. Financial Information

  Item 1.  Financial Statements

           (a.) Condensed consolidated balance sheets as       3
           of March 31, 1998 (unaudited) and December 31,
           1997

           (b.) Unaudited condensed consolidated               4
           statements of income and comprehensive income for each of the three month periods ended
           March 31, 1998 and March 31, 1997

           (c.) Unaudited condensed consolidated               5
           statements of cash flows for each of the three month periods ended March 31, 1998 and March
           31, 1997

           (d.) Unaudited notes to condensed consolidated      6
           financial statements

  Item 2.  Management's Discussion and Analysis of             9
           Financial Condition and Results of Operations

  Item 3.  Quantitative and Qualitative Disclosures About     14
           Market Risk

Part II.   Other Information

  Item 1.  Legal Proceedings                                  15

  Item 2.  Changes in Securities and Use of Proceeds          15

  Item 3.  Defaults Upon Senior Securities                    15

  Item 4.  Submission of Matters to a Vote of Security        15
           Holders

  Item 5.  Other Information                                  15

  Item 6.  Exhibits and Reports on Form 8-K                   15

           (a.)  Exhibits                                     15

           (b.)  Reports on Form 8-K                          15

Signatures                                                    16

Part I. Financial Information
Item 1. Financial Statements

               Sunquest Information Systems, Inc.
              Condensed Consolidated Balance Sheets
                         (In thousands)

                                         March 31,      December 31,
                                           1998             1997
                                        -----------     ------------
                                        (unaudited)
ASSETS

Cash and cash equivalents                   $25,936          $23,692
Trade receivables, net                       34,104           36,547
Other current assets                          2,016            2,166
Deferred tax asset                            1,898            1,898
                                            -------          -------
  Total current assets                       63,954           64,303

Property and equipment, net                  11,288           11,513
Capital leases from related party, net        3,898            4,096
Software development costs, net              12,164           12,252
Deferred tax asset                              189              346
Other assets, net                             1,610            1,663
                                            -------          -------
    Total assets                            $93,103          $94,173
                                            =======          =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                             $2,322           $3,401
Accrued compensation and related taxes        5,354            4,523
Accrued expenses                              4,669            4,957
Obligations under capital leases,
 primarily from related party                   835              800
Deferred revenue                             11,221           11,519
Deferred income taxes                            13               13
Other liabilities                             1,000            1,000
                                            -------          -------
  Total current liabilities                  25,414           26,213

Obligations under capital leases,
 primarily from related party                 4,858            5,080
Deferred income taxes                         1,167            1,167
Transition costs                                837              891
Other liabilities                                 -            1,000

Shareholders' equity
  Common stock                               50,514           50,474
  Retained earnings                          10,330            9,403
  Accumulated other comprehensive loss          (17)             (55)
                                            -------          -------
    Total shareholders' equity               60,827           59,822
                                            -------          -------
    Total liabilities and
      shareholders' equity                  $93,103          $94,173
                                            =======          =======

See accompanying notes.

               Sunquest Information Systems, Inc.
  Condensed Consolidated Statements of Income and Comprehensive Income
            (In thousands, except per share amounts)
                           (Unaudited)

                                            Three Months Ended
                                                 March 31,
                                            ------------------
                                              1998      1997
                                            --------  --------
Revenues:
  System sales                               $15,706   $12,818
  Support and service                         12,908    11,789
                                             -------   -------
Total revenues                                28,614    24,607
                                             -------   -------
Operating expenses:
  Cost of system sales                         7,892     6,393
  Client services                              7,863     6,119
  Research and development                     3,883     3,310
  Sales and marketing                          3,797     3,179
  General and administrative                   3,501     3,414
                                             -------   -------
Total operating expenses                      26,936    22,415
                                             -------   -------
Operating income                               1,678     2,192
Other income (expense):
  Interest income                                275       385
  Interest expense                              (296)     (124)
  Other                                          (50)     (166)
                                             -------   -------
Income before income taxes                     1,607     2,287
Income tax provision                             680       984
                                             -------   -------
Net income                                      $927    $1,303

Other comprehensive income (loss),
  net of tax:
  Foreign currency translation
   adjustment                                     38       (92)
                                             -------   -------
Comprehensive income                            $965    $1,211
                                             =======   =======

Net income per share:
  Basic and diluted                             $.06      $.08
                                             =======   =======

Weighted-average shares outstanding:
  Basic                                       15,376    15,364
                                             =======   =======
  Diluted                                     15,394    15,364
                                             =======   =======

See accompanying notes.

               Sunquest Information Systems, Inc.
         Condensed Consolidated Statements of Cash Flows
                         (In thousands)
                           (Unaudited)

                                                  Three Months Ended
                                                       March 31,
                                                  ------------------
                                                    1998      1997
                                                  --------  --------
Cash flows from operating activities:
  Net income                                          $927    $1,303
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Depreciation and amortization                    1,962     1,857
    Bad debt expense                                    86       312
    Deferred revenue                                  (298)     (872)
    Deferred income taxes                              157         -

  Changes in operating assets and liabilities:
    Receivables                                      2,357    (3,393)
    Inventory                                          310       377
    Prepaid expenses and other                        (121)     (213)
    Other assets                                       (43)      693
    Accounts payable                                (1,079)    1,139
    Accrued compensation and related taxes             831       306
    Other accrued expenses                             282       579
                                                   -------   -------
      Net cash provided by operating activities      5,371     2,088
                                                   -------   -------

Cash flows from investing activities:
  Purchase of property and equipment                  (655)   (2,726)
  Costs related to acquisitions                       (624)     (435)
  Capitalized software development costs            (1,739)   (1,687)
                                                   -------   -------
      Net cash used in investing activities         (3,018)   (4,848)
                                                   -------   -------

Cash flows from financing activities:
  Principal payments on debt                             -      (289)
  Principal payments on capitalized
   leases, primarily from related party               (187)     (159)
  Net proceeds from employee stock
   purchase plan                                        40        35
                                                   -------   -------
      Net cash used in financing activities           (147)     (413)
                                                   -------   -------
Foreign currency translation adjustment                 38       (92)
                                                   -------   -------
      Net increase (decrease) in cash
       and cash equivalents                          2,244    (3,265)
Cash and cash equivalents at beginning of
 period                                             23,692    31,911
                                                   -------   -------
Cash and cash equivalents at end of period         $25,936   $28,646
                                                   =======   =======

See accompanying notes.

Unaudited Notes to Condensed Consolidated Financial Statements


Note 1 - Interim Statement Presentation

The unaudited condensed consolidated financial statements of Sunquest Information Systems, Inc. (the "Company") have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission") and in accordance with generally accepted accounting principles for the preparation of interim financial statements. Accordingly, certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed.
These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto incorporated by reference into the Company's 1997 Annual Report on Form 10-K filed with the Commission. The 1997 balance sheet amounts were derived from audited statements.


In the opinion of management, all necessary adjustments have been made to provide a fair presentation to the unaudited financial information. The operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for any other interim period or for the full year ending December 31, 1998.

Certain prior year amounts have been reclassified to conform to the current year presentation.


Note 2 - Employee Stock Purchase Plan

In the three months ended March 31, 1998, the Company issued
4,521 shares of its Common Stock for approximately $40,000 pursuant to the Employee Stock Purchase Plan.


Note 3 - Net Income Per Share

The Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") effective December 31, 1997. Under the new provisions for calculating earnings per share, the dilutive effect of stock options has been excluded in the determination of "basic" earnings per share and only included in "diluted" earnings per share.

In accordance with the disclosure requirements of SFAS No. 128, a reconciliation of the numerator and denominator of basic and diluted net income per share follows.


                                            Three Months Ended
                                                 March 31,
                                          ----------------------
                                             1998        1997
                                          ----------  ----------
Numerator for basic and diluted net
  income per share:
  Net income                                $927,000  $1,303,000
                                          ==========  ==========

Denominator:
  Denominator for basic net income per
    share -- weighted-average shares 15,376,012 15,363,532 Effect of diluted securities:
    Stock options                             18,264         496
                                          ----------  ----------
  Denominator for diluted net income
    per share -- adjusted weighted-
    average shares                        15,394,276  15,364,028
                                          ==========  ==========

Basic net income per share                      $.06        $.08
                                          ==========  ==========
Diluted net income per share                    $.06        $.08
                                          ==========  ==========


Note 4 - Impact of Recently Issued Accounting Standards

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which requires businesses to disclose comprehensive income and its components in general purpose financial statements with reclassification of prior period financial statements. The adoption of SFAS No. 130 had no significant impact on the Company's financial statements.

As of January 1, 1998, the Company adopted Statement of
Position ("SOP") 97-2, "Software Revenue Recognition," which revised certain aspects of SOP 91-1. The adoption of SOP 97-2 did not affect the Company's revenue recognition policies with respect to software license fees which are recognized as part of the Company's overall software contracts and are determined based upon actual hours incurred related to total estimated installation hours.

In March 1998, the American Institute of Certified Public Accountants issued SOP 98-1, "Accounting for the Costs of
Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires companies to capitalize qualifying computer software costs incurred during the application development stage. SOP 98-1 is effective for fiscal years beginning after December 15, 1998 and permits early adoption. The Company adopted SOP 98-1 in the first quarter of 1998. The adoption had no impact on net income as the Company's policy was materially consistent with the requirements of SOP 98-1.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The Company is currently evaluating the effects, if any, the adoption of this pronouncement will have on the disclosure of its historical data at year end.

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


Year 2000 Compliance
--------------------

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

     Based on a recent assessment, the Company believes that the current releases of its products are all year 2000 compliant.
The Company plans to have all clients converted to year 2000 compliant versions of its products by December 1999. Pursuant to contract terms, clients are obligated to cooperate with the Company in the installation of system enhancements, including the current year 2000 compliant versions.

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

     The results of operations for the three months ended March
31, 1998 are not necessarily indicative of the results that may be expected for any other interim period or for the full year ending December 31, 1998.


Results of Operations
---------------------

Comparison of Three Months Ended March 31, 1998 and March 31, 1997

     Revenues. The Company's total revenues were $28.6 million for the three months ended March 31, 1998 compared to $24.6 million for the three months ended March 31, 1997, an increase of $4.0 million, or 16.3%. Revenues from system sales were $15.7 million for the three months ended March 31, 1998 compared to $12.8 million for the three months ended March 31, 1997, an increase of $2.9 million, or 22.5%. This increase was primarily attributable to increases in installations of hardware and software for existing customers. Revenues from support and service were $12.9 million for the three months ended March 31, 1998 compared to $11.8 million for the three months ended March
31, 1997, an increase of $1.1 million, or 9.5%. This increase was primarily attributable to the Company's increased installed customer base.

     At March 31, 1998, the Company had a total contract backlog of $96.7 million, which consisted of $43.2 million of system sales and $53.5 million of support and service. The Company's total contract backlog at December 31, 1997, was $99.5 million, which consisted of $49.3 million of system sales and $50.2 million of support and service. The $2.8 million decrease from December 31, 1997 was primarily attributable to hardware shipments of sales booked in the fourth quarter of 1997. At March 31, 1997, total contract backlog was $82.2 million, which consisted of $37.0 million of system sales and $45.2 million of support and service.

     Cost of System Sales. Cost of system sales was $7.9 million for the three months ended March 31, 1998 compared to $6.4 million for the three months ended March 31, 1997, an increase of $1.5 million, or 23.4%. As a percentage of total revenues, cost of system sales was 27.6% in 1998 compared to 26.0% in 1997. The dollar increase was primarily attributable to increases in hardware and operating system deliveries. Amortization of previously capitalized software development costs was $827,000 for the three months ended March 31, 1998 compared to $875,000 for the three months ended March 31, 1997, a decrease of $48,000, or 5.5%. The decrease in amortization was primarily attributable to the reduction in carrying value of IntelliCare software in the third and fourth quarters of 1997.

     Client Services. Client services expenses were $7.9 million for the three months ended March 31, 1998 compared to $6.1 million for the three months ended March 31, 1997, an increase of $1.7 million, or 28.5%. As a percentage of total revenues, client services expenses were 27.5% in 1998 compared to 24.9% in 1997. The dollar increase was primarily attributable to additional staff dedicated to the support and installation of the Company's systems, additional staff dedicated to providing consulting services to customers and the addition of Sunquest Pharmacy Information Systems, Inc. ("Sunquest Pharmacy"), a newly formed subsidiary of the Company.

     Research and Development. Research and development expenses were $3.9 million for the three months ended March 31, 1998 compared to $3.3 million for the three months ended March 31, 1997, an increase of $573,000, or 17.3%. As a percentage of total revenues, research and development expenses were 13.6% in 1998 compared to 13.4% in 1997. The dollar increase in research and development expenses was primarily attributable to increased staff dedicated to the development, enhancement and documentation of the Company's laboratory, pharmacy, reference laboratory and Clinical Event Manager systems partially offset by decreased expenses related to the IntelliCare suite of products. During the fourth quarter of 1997, the Company discontinued the sale of its IntelliCare suite of products as an enterprise-wide computerized patient record solution and the related development of a nurse clinical documentation system.

The Company capitalized $739,000 of its software development costs for the three months ended March 31, 1998 compared to $687,000 for the three months ended March 31, 1997.

     Sales and Marketing. Sales and marketing expenses were $3.8 million for the three months ended March 31, 1998 compared to $3.2 million for the three months ended March 31, 1997, an increase of $618,000, or 19.4%. As a percentage of total revenues, sales and marketing expenses were 13.3% in 1998 compared to 12.9% in 1997. The dollar increase was primarily attributable to increased travel costs related to sales efforts and increased sales staff specializing in new product offerings partially offset by a decrease in advertising expense.

     General and Administrative. General and administrative expenses were $3.5 million for the three months ended March 31, 1998 compared to $3.4 million for the three months ended March 31, 1997, an increase of $87,000, or 2.5%. As a percentage of total revenues, general and administrative expenses were 12.2% in 1998 compared to 13.9% in 1997. The dollar increase was primarily attributable to the addition of Sunquest Pharmacy.

     Transition Costs. For the three months ended March 31, 1998, the Company paid previously accrued transition costs established at the time of the acquisition of Antrim of $481,000 as compared to $435,000 paid during the corresponding period in 1997. These costs were primarily associated with replacing certain Antrim software products with Sunquest products. In addition, during the three months ended March 31, 1998, the Company paid transition costs related to the purchase of the PreciseCare Medication Management System ("PreciseCare") of $117,000. These costs were primarily associated with employee costs and professional services related to the purchase.


Liquidity and Capital Resources
-------------------------------

     At March 31, 1998, the Company had cash and cash equivalents of $25.9 million compared to $23.7 million at December 31, 1997 and $28.6 million at March 31, 1997, an increase of $2.2 million and a decrease of $2.7 million, respectively. Cash provided by operating activities was $5.4 million for the three months ended March 31, 1998 compared to $2.1 million for the three months ended March 31, 1997.

     As of March 31, 1998, the Company had net trade receivables of $34.1 million which consisted of $24.1 million in net billed trade receivables and $10.0 million in unbilled trade receivables. At December 31, 1997, the Company had net trade receivables of $36.5 million which consisted of $27.9 million in net billed trade receivables and $8.6 million in unbilled trade receivables. Net trade receivables have decreased by $2.4 million since December 31, 1997, with $3.8 million related to collections on the billed portion offset by an increase of $1.4 million in the unbilled portion. The unbilled receivables represent revenue that has been recognized in accordance with the percentage-of-completion accounting method, but which has not yet been billed to customers under contractual milestone billings.
The Company believes that this increase in unbilled receivables is primarily a result of the timing of system sales and installations in the year. The Company maintains an allowance for doubtful accounts that it believes is adequate to cover potential credit losses. The average collection period, a rolling twelve-month average, on net billed trade receivables was 92 days at March 31, 1998 compared to 91 days at December 31, 1997. Days sales outstanding ("DSO") was 107 at March 31, 1998 compared to 129 at December 31, 1997. The improvement in DSO was attributable to accelerated collection efforts.

     Cash used in investing activities was $3.0 million for the three months ended March 31, 1998. Capitalized software development costs totaled $1.7 million. Of this amount, $1.0 million was related to the second payment under the Value Added Reseller ("VAR") agreement with Dynamic Healthcare Technologies, Inc. ("Dynamic") for the license of a software program known as CoPath Client/Server. Purchases of property and equipment totaled $655,000 and consisted primarily of purchases of computers and computer-related equipment. Costs related to acquisitions totaled $624,000. Of this amount, $507,000 was related to Antrim and was primarily associated with replacing certain Antrim software products with Sunquest products. In addition, the Company also paid transition costs related to the purchase of the PreciseCare software of $117,000. These costs were primarily associated with employee costs and professional services related to the purchase.

     Cash used in financing activities was $147,000 for the three months ended March 31, 1998. Of this amount, $187,000 was used for principal payments on capital leases. This amount was partially offset by the issuance of 4,521 shares of the Company's Common Stock for approximately $40,000 under the Employee Stock Purchase Plan.

     At March 31, 1998, working capital was $38.5 million compared to $38.1 million at December 31, 1997.

     The Company has a revolving line of credit with a bank allowing the Company to borrow up to $10.0 million. Any borrowings under the line of credit will bear interest at the bank reference rate unless the Company elects a fixed rate or certain variable rates contemplated by the agreement. All outstanding principal and interest under the line of credit is due April 30, 1999 except for any amounts outstanding under stand-by letters of credit which have a maximum maturity of 365 days. Borrowings under the line of credit are secured by all of the Company's assets. Approximately $204,000 of the line of credit is used to secure a letter of credit and is not available for immediate expenditure. There were no borrowings outstanding as of March 31, 1998.

     Other than the final payment of $1.0 million related to the VAR agreement with Dynamic, the Company has no significant commitments for capital expenditures at this time. However, the Company continues to be actively involved in identifying and evaluating potential acquisitions which may result in the future expenditure of funds.

     Management believes that existing cash and cash equivalents, cash available under its revolving line of credit and funds generated from operations will be sufficient to meet operating requirements for at least the next twelve months.

     To date, inflation has not had a material impact on the Company's revenues or income, and the Company does not expect inflation to have a material impact in the foreseeable future.


New Accounting Standards
------------------------

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which requires businesses to disclose comprehensive income and its components in general purpose financial statements with reclassification of prior period financial statements. The adoption of SFAS No. 130 had no significant impact on the Company's financial statements.

     As of January 1, 1998, the Company adopted Statement of Position ("SOP") 97-2, "Software Revenue Recognition," which revised certain aspects of SOP 91-1. The adoption of SOP 97-2 did not affect the Company's revenue recognition policies with respect to software license fees which are recognized as part of the Company's overall software contracts and are determined based upon actual hours incurred related to total estimated installation hours.

     In March 1998, the American Institute of Certified Public Accountants issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires companies to capitalize qualifying computer software costs incurred during the application development stage. SOP 98-1 is effective for fiscal years beginning after December 15, 1998 and permits early adoption. The Company adopted SOP 98-1 in the first quarter of 1998. The adoption had no impact on net income as the Company's policy was materially consistent with the requirements of SOP 98-1.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The Company is currently evaluating the effects, if any, the adoption of this pronouncement will have on the disclosure of its historical data at year end.

Forward-Looking Statements
--------------------------

     This report, and other reports and communications to shareholders, contains forward-looking statements, including statements which contain words such as "will," "expects," "believes," "plans," "anticipates" and words of similar impact. Certain risk factors, including but not limited to dependence on laboratory information system products, competition in the marketplace, purchase and installation decisions of customers, pricing decisions of competitors and development risks and uncertainties could cause actual results to differ materially from such forward-looking statements. These and other risks are detailed in the Company's 1997 Annual Report on Form 10-K filed with Securities and Exchange Commission.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Not applicable.

Part II.  Other Information

Item 1.   Legal Proceedings
          Not Applicable.

Item 2.   Changes in Securities and Use of Proceeds
          None.

Item 3.   Defaults Upon Senior Securities
          None.

Item 4.   Submission of Matters to a Vote of Security Holders
          None.

Item 5.   Other Information
          None.

Item 6.   Exhibits and Reports on Form 8-K

          (a.) Exhibits

               27G - Financial Data Schedule, filed herewith.

          (b.) Reports on Form 8-K

               No reports on Form 8-K were filed by the registrant during the quarter ended March 31, 1998.

                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              SUNQUEST INFORMATION SYSTEMS, INC.
                                        (Registrant)



Date: May 11, 1998            By: /s/ Nina M. Dmetruk
                                  ____________________________________________
                                  Nina M. Dmetruk
                                  Executive Vice President and Chief
                                  Financial Officer
                                  (Principal Financial and Accounting Officer)