Form 10-Q
period 1998-06-30
SUNQUEST INFORMATION SYSTEMS INC
filed 1998-08-14
CIK 1011340

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
JUNE 30, 1998

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


On August 12, 1998, there were 15,384,467 shares of Common Stock outstanding.

               Sunquest Information Systems, Inc.
                            Form 10-Q
          For the Quarterly Period Ended June 30, 1998

                        Table of Contents


                                                             Page
                                                             ----
Part I.   Financial Information

  Item 1. Financial Statements

          (a.) Condensed consolidated balance sheets as        3
          of June 30, 1998 (unaudited) and December 31,
          1997

          (b.) Unaudited condensed consolidated                4
          statements of income and comprehensive income for each of the three and six month periods ended June 30, 1998 and June 30, 1997

          (c.) Unaudited condensed consolidated                5
          statements of cash flows for each of the six
          month periods ended June 30, 1998 and June 30,
          1997

          (d.) Notes to unaudited condensed consolidated       6
          financial statements

  Item 2. Management's Discussion and Analysis of              8
          Financial Condition and Results of Operations

  Item 3. Quantitative and Qualitative Disclosures About      14
          Market Risk

Part II.  Other Information

  Item 1. Legal Proceedings                                   15

  Item 2. Changes in Securities and Use of Proceeds           15

  Item 3. Defaults Upon Senior Securities                     15

  Item 4. Submission of Matters to a Vote of Security         15
          Holders

  Item 5. Other Information                                   16

  Item 6. Exhibits and Reports on Form 8-K                    16

          (a.)  Exhibits                                      16

          (b.)  Reports on Form 8-K                           16

Signatures                                                    17

Part I.  Financial Information

Item 1.  Financial Statements

               Sunquest Information Systems, Inc.
              Condensed Consolidated Balance Sheets
                         (In thousands)

                                              June 30,    December 31,
                                                1998         1997
                                             ----------   ------------
                                             (unaudited)
       ASSETS

       Cash and cash equivalents                 $2,617     $23,692
       Short-term investments                    26,683           -
       Trade receivables, net                    33,977      36,547
       Other current assets                       2,396       2,166
       Deferred tax asset                         1,895       1,898
                                                -------     -------
         Total current assets                    67,568      64,303

       Property and equipment, net               10,973      11,513
       Capital leases from related party, net     3,700       4,096
       Software development costs, net           11,686      12,252
       Deferred tax asset                           199         346
       Other assets, net                          1,541       1,663
                                                -------     -------
         Total assets                           $95,667     $94,173
                                                =======     =======
       LIABILITIES AND SHAREHOLDERS' EQUITY

       Accounts payable                          $3,430      $3,401
       Accrued compensation and related taxes     4,611       4,523
       Accrued expenses                           6,224       4,957
       Obligations under capital leases,
         primarily from related party               872         800
       Deferred revenue                          10,866      11,519
       Deferred income taxes                         13          13
       Other liabilities                          1,000       1,000
                                                -------     -------
         Total current liabilities               27,016      26,213

       Obligations under capital leases,
         primarily from related party             4,625       5,080
       Deferred income taxes                      1,167       1,167
       Transition costs                             236         891
       Other liabilities                              -       1,000

       Shareholders' equity
         Common stock                            50,545      50,474
         Retained earnings                       12,120       9,403
         Accumulated other comprehensive loss       (42)        (55)
                                                -------     -------
           Total shareholders' equity            62,623      59,822
                                                -------     -------
           Total liabilities and
             shareholders' equity               $95,667     $94,173
                                                =======     =======

See accompanying notes.

               Sunquest Information Systems, Inc.
  Condensed Consolidated Statements of Income and Comprehensive Income
            (In thousands, except per share amounts)
                           (Unaudited)


                                Three Months Ended     Six Months Ended
                                     June 30,              June 30,
                                ------------------    ------------------
                                  1998      1997        1998     1997
                                --------  --------    --------  --------
Revenues:
  System sales                   $12,967   $14,435    $28,673   $27,253
  Support and service             14,730    13,545     27,638    25,334
                                 -------   -------    -------   -------
Total revenues                    27,697    27,980     56,311    52,587
                                 -------   -------    -------   -------
Operating expenses:
  Cost of system sales             5,863     7,762     13,755    14,155
  Client services                  7,863     7,303     15,726    13,422
  Research and development         3,600     2,556      7,483     5,866
  Sales and marketing              4,184     3,687      7,981     6,866
  General and administrative       3,782     3,058      7,283     6,472
  Gain on sale of assets            (404)        -       (404)        -
                                 -------   -------    -------   -------
Total operating expenses          24,888    24,366     51,824    46,781
                                 -------   -------    -------   -------
Operating income                   2,809     3,614      4,487     5,806
Other income (expense):
  Interest income                    344       274        619       659
  Interest expense                  (274)     (501)      (570)     (625)
  Other                              213       201        163        35
                                 -------   -------    -------   -------
Income before income taxes         3,092     3,588      4,699     5,875
Income tax provision               1,302     1,468      1,982     2,452
                                 -------   -------    -------   -------
Net income                        $1,790    $2,120     $2,717    $3,423

Other comprehensive (loss)
  income, net of tax:
  Foreign currency translation
    adjustment                       (25)      (23)        13      (115)
                                 -------   -------    -------   -------
Comprehensive income              $1,765    $2,097     $2,730    $3,308
                                 =======   =======    =======   =======

Net income per share:
  Basic and diluted                 $.12      $.14       $.18      $.22
                                 =======   =======    =======   =======

Weighted-average shares
  outstanding:
  Basic                           15,381    15,365     15,378    15,364
                                 =======   =======    =======   =======
  Diluted                         15,393    15,432     15,394    15,397
                                 =======   =======    =======   =======


See accompanying notes.

               Sunquest Information Systems, Inc.
         Condensed Consolidated Statements of Cash Flows
                         (In thousands)
                           (Unaudited)

                                                         Six Months Ended
                                                             June 30,
                                                        ------------------
                                                          1998      1997
                                                        --------  --------
     Cash flows from operating activities:
       Net income                                         $2,717    $3,423
       Adjustments to reconcile net income
         to net cash provided by operating
         activities:
         Depreciation and amortization                     4,034     3,848
         Bad debt expense                                    149       488
         Deferred revenue                                   (640)   (2,202)
         Deferred income taxes                               150     1,197
         Gain on sale of assets                             (404)        -

       Changes in operating assets and liabilities:
         Receivables                                       2,364   (11,996)
         Inventory                                           213     1,352
         Prepaid expenses and other                         (475)     (311)
         Other assets                                        (42)      975
         Accounts payable                                     29     1,380
         Accrued compensation and related taxes               88      (612)
         Other accrued expenses                            1,830       (56)
                                                         -------   -------
           Net cash provided by (used in)
             operating activities                         10,013    (2,514)
                                                         -------   -------
     Cash flows from investing activities:
       Purchase of property and equipment                 (1,381)   (3,510)
       Costs related to acquisitions                      (1,170)   (1,522)
       Capitalized software development costs             (2,685)   (2,995)
       Purchase of investments                           (53,977)        -
       Proceeds from sale or maturity of investments      27,294         -
       Proceeds from sale of assets                        1,130         -
                                                         -------   -------
           Net cash used in investing activities         (30,789)   (8,027)
                                                         -------   -------
     Cash flows from financing activities:
       Principal payments on debt                              -      (289)
       Principal payments on capitalized
         leases, primarily from related party               (383)     (324)
       S Corporation distribution                              -    (3,601)
       Net proceeds from employee stock
         purchase plan                                        71        92
                                                         -------   -------
           Net cash used in financing activities            (312)   (4,122)
                                                         -------   -------
     Foreign currency translation adjustment                  13      (115)
                                                         -------   -------
           Net decrease in cash and cash equivalents     (21,075)  (14,778)
     Cash and cash equivalents at beginning of period     23,692    31,911
                                                         -------   -------
     Cash and cash equivalents at end of period           $2,617   $17,133
                                                         =======   =======

See accompanying notes.

Notes to Unaudited Condensed Consolidated Financial Statements


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

In the opinion of management, all necessary adjustments, consisting of normal and recurring adjustments, have been made to provide a fair presentation to the unaudited financial information. The operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for any other interim period or for the full year ending December 31, 1998.

Certain prior year amounts have been reclassified to conform to the current year presentation.


Note 2 - Employee Stock Purchase Plan

In the three months ended June 30, 1998, the Company issued 3,984 shares of its Common Stock for approximately $31,000 pursuant to the Employee Stock Purchase Plan. In the six months ended June 30, 1998, the Company has issued a total of 8,505 shares of its Common Stock for approximately $71,000 pursuant to the Employee Stock Purchase Plan.


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

                                     Three Months Ended             Six Months Ended
                                          June 30,                      June 30,
                                 --------------------------    --------------------------
                                     1998          1997            1998          1997
                                 ------------  ------------    ------------  ------------
Numerator for basic and
 diluted net income per share:
 Net income                        $1,790,000    $2,120,000      $2,717,000    $3,423,000
                                   ==========    ==========      ==========    ==========

Denominator:
 Denominator for basic
  net income per share --
  weighted-average shares          15,380,526    15,365,492      15,378,282    15,364,063
 Effect of diluted securities:
  Stock options                        12,621        66,196          15,438        33,346
                                   ----------    ----------      ----------    ----------
 Denominator for diluted net
  income per share -- adjusted
  weighted-average shares          15,393,147    15,431,688      15,393,720    15,397,409
                                   ==========    ==========      ==========    ==========

Basic net income per share               $.12          $.14            $.18          $.22
                                   ==========    ==========      ==========    ==========
Diluted net income per share             $.12          $.14            $.18          $.22
                                   ==========    ==========      ==========    ==========


Note 4 - Investments

The Company accounts for its investments in Tax Exempt Municipals and Short-Term Demand Notes based on Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," ("SFAS No. 115"). SFAS No. 115 provides the accounting and reporting requirements for investments in securities that have readily determinable fair values and for all investments in debt securities. At June 30, 1998, all of the Company's investments in debt securities have been classified as available-for-sale securities. Available-for-sale securities are carried at fair value with net unrealized gains and losses on such securities, net of tax, reported as a component of shareholders' equity. At June 30, 1998, the amortized cost of the Company's investment in debt securities approximated the fair value and as such, there was no adjustment to shareholders' equity.

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

     During the quarter ended June 30, 1998, the Company sold the assets comprising its Managed Care Manager Payor ("MCM") software product line to Monument Systems, Inc. ("Monument") for approximately $1.1 million. Monument assumed the existing contracts and future support of customer installations. The pre-tax gain resulting from the sale, after associated write-offs, was approximately $404,000. The after-tax gain was approximately $238,000, or $.02, basic and diluted net income per share. The sale of the MCM product line is consistent with the Company's strategy and focus on its clinical suite of products.

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

     Based on a current assessment, the Company believes that virtually all of the current releases of its products are year 2000 compliant, and with respect to those that are not, the Company anticipates releasing year 2000 compliant versions by the first quarter of 1999. The Company believes that the costs incurred to make these products year 2000 compliant will be immaterial. The Company plans to have all clients converted to year 2000 compliant versions of its products by October 1999. Pursuant to contract terms, clients are obligated to cooperate with the Company in the installation of system enhancements, including the current year 2000 compliant versions.

     In addition, the Company has determined that only a small portion of software programs developed by other vendors and utilized internally will require upgrades to new versions to properly utilize dates beyond December 31, 1999. After reviewing the plans of these vendors, the Company believes that the upgrades to such software programs will be completed by the end of the second quarter of 1999. The cost of year 2000 compliant software related to systems developed by other vendors and used internally is included in maintenance agreements. The Company believes that consulting costs incurred in accomplishing the installation of year 2000 compliant software will be immaterial.

     The results of operations for the three and six months ended
June 30, 1998 are not necessarily indicative of the results that may be expected for any other interim period or for the full year ending December 31, 1998.


Results of Operations
---------------------

Comparison of Three Months Ended June 30, 1998 and June 30, 1997

     Revenues. The Company's total revenues were $27.7 million for the three months ended June 30, 1998 compared to $28.0 million for the three months ended June 30, 1997, a decrease of $283,000, or 1.0%. Revenues from system sales were $13.0 million for the three months ended June 30, 1998 compared to $14.4 million for the three months ended June 30, 1997, a decrease of $1.5 million, or 10.2%. This decrease was primarily attributable to decreases in hardware shipments to new customers. Revenues from support and service were $14.7 million for the three months ended June 30, 1998 compared to $13.5 million for the three months ended June 30, 1997, an increase of $1.2 million, or 8.7%. This increase was primarily attributable to the Company's increased installed customer base.

     At June 30, 1998, the Company had a total contract backlog of $109.5 million, which consisted of $51.2 million of system sales and $58.3 million of support and service. The Company's total contract backlog at March 31, 1998, was $96.7 million, which consisted of $43.2 million of system sales and $53.5 million of support and service. At June 30, 1997, total contract backlog was $85.2 million, which consisted of $37.3 million of system sales and $47.9 million of support and service.

     Cost of System Sales. Cost of system sales was $5.9 million for the three months ended June 30, 1998 compared to $7.8 million for the three months ended June 30, 1997, a decrease of $1.9 million, or 24.5%. As a percentage of total revenues, cost of system sales was 21.1% in 1998 compared to 27.8% in 1997. The dollar decrease was primarily attributable to decreases in hardware and operating system deliveries. Amortization of previously capitalized software development costs was $814,000 for the three months ended June 30, 1998 compared to $932,000 for the three months ended June 30, 1997, a decrease of $118,000, or 12.7%. The decrease in amortization was primarily attributable to the reduction in carrying value of IntelliCare software in the third and fourth quarters of 1997. During the fourth quarter of 1997, the Company discontinued the sale of its IntelliCare suite of products as an enterprise-wide computerized patient record solution and the related development of a nurse clinical documentation system.

     Client Services. Client services expenses were $7.9 million for the three months ended June 30, 1998 compared to $7.3 million
for the three months ended June 30, 1997, an increase   of
$560,000, or 7.7%. As a percentage of total revenues, client services expenses were 28.4% in 1998 compared to 26.1% in 1997. The dollar increase was primarily attributable to additional staff dedicated to the support and installation of the Company's systems and additional staff dedicated to providing consulting services to customers.

     Research and Development. Research and development expenses were $3.6 million for the three months ended June 30, 1998 compared to $2.6 million for the three months ended June 30, 1997, an increase of $1.0 million, or 40.8%. As a percentage of total revenues, research and development expenses were 13.0% in 1998 compared to 9.1% in 1997. The dollar increase in research and development expenses was primarily attributable to increased staff dedicated to the development, enhancement and documentation of the Company's pharmacy, reference laboratory and Clinical
Event Manager systems partially offset by decreased expenses and capitalization related to the IntelliCare suite of products. The Company capitalized $946,000 of its software development costs for the three months ended June 30, 1998 compared to $1.3 million for the three months ended June 30, 1997, a decrease of 362,000, or 27.7%. The dollar decrease in capitalized software development was primarily attributable to timing differences at Antrim Corporation ("Antrim") and the discontinuation of IntelliCare partially offset by increased capitalization for the pharmacy and laboratory products.

     Sales and Marketing. Sales and marketing expenses were $4.2 million for the three months ended June 30, 1998 compared to $3.7 million for the three months ended June 30, 1997, an increase of $497,000, or 13.5%. As a percentage of total revenues, sales and marketing expenses were 15.1% in 1998 compared to 13.2% in 1997. The dollar increase was primarily attributable to increased sales efforts for new products and the European market.

     General and Administrative. General and administrative expenses were $3.8 million in the three months ended June 30, 1998 compared to $3.1 million in the three months ended June 30, 1997, an increase of $724,000, or 23.7%. As a percentage of total revenues, general and administrative expenses were 13.7% in 1998 compared to 10.9% in 1997. The dollar increase was primarily attributable to increased depreciation expense resulting from additions of property and equipment, increased variable compensation, increased contributions to the Company's Profit Sharing Plan and the addition of Sunquest Pharmacy Information Systems, Inc. ("Sunquest Pharmacy").

     Transition Costs. For the three months ended June 30, 1998, the Company paid previously accrued transition costs established at the time of the acquisition of Antrim of $546,000 as compared to $564,000 paid during the corresponding period in 1997. These costs were primarily associated with replacing certain Antrim software products with Sunquest products and employee related costs. In addition, during the three months ended June 30, 1998, the Company paid transition costs related to the purchase of the PreciseCare Medication Management System ("PreciseCare") of $11,000.


Comparison of Six Months Ended June 30, 1998 and June 30, 1997

     Revenues. The Company's total revenues were $56.3 million for the six months ended June 30, 1998 compared to $52.6 million for the six months ended June 30, 1997, an increase of $3.7 million, or 7.1%. Revenues from system sales were $28.7 million for the six months ended June 30, 1998 compared to $27.3 million for the six months ended June 30, 1997, an increase of $1.4 million, or 5.2%. This increase was primarily attributable to increases in installations of software to existing customers partially offset by decreases in installations of hardware. Revenues from support and service were $27.6 million for the six months ended June 30, 1998 compared to $25.3 million for the six months ended June 30, 1997, an increase of $2.3 million, or 9.1%. This increase was primarily attributable to the Company's increased installed customer base.

     Cost of System Sales. Cost of system sales was $13.8 million for the six months ended June 30, 1998 compared to $14.2 million for the six months ended June 30, 1997, a decrease of $400,000, or 2.8%. As a percentage of total revenues, cost of system sales was 24.4% in 1998 compared to 26.9% in 1997. The dollar decrease was primarily attributable to decreases in hardware and operating system deliveries. Amortization of previously capitalized software development costs was $1.6 million for the six months ended June 30, 1998 compared to $1.8 million for the six months ended June 30, 1997, a decrease of $166,000, or 9.2%. The decrease in amortization was primarily attributable to the reduction in carrying value of IntelliCare software in the third and fourth quarters of 1997.

     Client Services. Client services expenses were $15.7 million for the six months ended June 30, 1998 compared to $13.4 million for the six months ended June 30, 1997, an increase of $2.3 million, or 17.2%. As a percentage of total revenues, client services expenses were 27.9% in 1998 compared to 25.5% in 1997. The dollar increase was primarily attributable to additional staff dedicated to the support and installation of the Company's systems, additional staff and consultants dedicated to providing consulting services to customers and the addition of Sunquest Pharmacy.

     Research and Development. Research and development expenses were $7.5 million for the six months ended June 30, 1998 compared to $5.9 million for the six months ended June 30, 1997, an increase of $1.6 million, or 27.6%. As a percentage of total revenues, research and development expenses were 13.3% in 1998 compared to 11.2% in 1997. The dollar increase in research and development expenses was primarily attributable to increased staff dedicated to the development, enhancement and documentation of the Company's reference laboratory systems partially offset by decreased expenses related to the IntelliCare suite of products. The Company capitalized $1.7 million of its software development costs for the six months ended June 30, 1998 compared to $2.0 million for the six months ended June 30, 1997, a decrease of $310,000, or 15.5%. The dollar decrease in capitalized software development was primarily attributable to discontinuation of development related to IntelliCare and the MCM software product line partially offset by increased capitalization related to the pharmacy product.

     Sales and Marketing. Sales and marketing expenses were $8.0 million for the six months ended June 30, 1998 compared to $6.9 million for the six months ended June 30, 1997, an increase of $1.1 million, or 16.2%. As a percentage of total revenues, sales and marketing expenses were 14.2% in 1998 compared to 13.1% in 1997. The dollar increase was primarily attributable to increased sales efforts for new products and the European market and increased commissions resulting from a 27.0% growth in sales bookings in 1998.

     General and Administrative. General and administrative expenses were $7.3 million in the six months ended June 30, 1998 compared to $6.5 million in the six months ended June 30, 1997, an increase of $811,000, or 12.5%. As a percentage of total revenues, general and administrative expenses were 12.9% in 1998 compared to 12.3% in 1997. The dollar increase was primarily attributable to increased depreciation expense resulting from additions of property and equipment, increased variable compensation and the addition of Sunquest Pharmacy.

     Transition Costs. For the six months ended June 30, 1998, the Company paid previously accrued transition costs established at the time of the acquisition of Antrim of $1.0 million as compared to $1.0 million paid during the corresponding period in 1997. These costs were primarily associated with replacing certain Antrim software products with Sunquest products and employee related costs. In addition, during the six months ended June 30, 1998, the Company paid transition costs related to the purchase of PreciseCare of $128,000. These costs were primarily associated with employee costs and professional services related to the purchase.


Liquidity and Capital Resources
-------------------------------

     At June 30, 1998, the Company had cash, cash equivalents and short-term investments of $29.3 million which consisted of cash of $2.6 million and short-term investments of $26.7 million.
This compares to cash and cash equivalents of $23.7 million at December 31, 1997 and $17.1 million at June 30, 1997, increases of $5.6 million and $12.2 million, respectively. Cash provided by operating activities was $10.0 million for the six months ended June 30, 1998 compared to cash used in operating activities of $2.5 million for the six months ended June 30, 1997.

     As of June 30, 1998, the Company had net trade receivables of $34.0 million which consisted of $20.6 million in net billed trade receivables and $13.4 million in unbilled trade receivables. At December 31, 1997, the Company had net trade receivables of $36.5 million which consisted of $27.9 million in net billed trade receivables and $8.6 million in unbilled trade receivables. Net trade receivables have decreased by $2.6 million since December 31, 1997, with $7.4 million related to collections on the billed portion partially offset by an increase of $4.8 million in the unbilled portion. The unbilled receivables represent revenue that has been recognized in accordance with the percentage-of-completion accounting method, but which has not yet been billed to customers under contractual milestone billings. The Company believes that this increase in unbilled receivables is primarily a result of the timing of system sales and installations in the year. The Company maintains an allowance for doubtful accounts that it believes is adequate to cover potential credit losses. The average collection period, a rolling twelve-month average, on net billed trade receivables was 88 days at June 30, 1998 compared to 92 days at March 31, 1998 and 91 days at December 31, 1997. Days sales outstanding ("DSO") was 110 at June 30, 1998 compared to 107 at March 31, 1998 and 129 at December 31, 1997.

     Cash used in investing activities was $30.8 million for the six months ended June 30, 1998. Purchases of investments totaled $54.0 million. Proceeds from the maturity or sale of investments totaled $27.3 million. Capitalized software development costs totaled $2.7 million. Of this amount, $1.0 million was related to the second payment under the Value Added Reseller ("VAR") agreement with Dynamic Healthcare Technologies, Inc. ("Dynamic") for the license of a software program known as CoPath Client/Server. Purchases of property and equipment totaled $1.4 million and consisted primarily of purchases of computers, computer-related equipment, computer software and leasehold improvements. Costs related to acquisitions totaled $1.2 million. Of this amount, approximately $1.0 million was related to the payment of previously accrued transition costs established at the time of the acquisition of Antrim and was primarily associated with replacing certain Antrim software products with Sunquest products and employee related costs. In addition, the Company also paid transition costs related to the purchase of the PreciseCare software of approximately $128,000. These costs were primarily associated with employee costs and professional services related to the purchase. The proceeds from the sale of assets consisted of $1.1 million from the sale of the MCM software product line to Monument.

     Cash used in financing activities was $312,000 for the six months ended June 30, 1998. Of this amount, $383,000 was used for principal payments on capital leases. This amount was partially offset by the issuance of 8,505 shares of the Company's Common Stock for approximately $71,000 under the Employee Stock Purchase Plan.

     At June 30, 1998, working capital was $40.6 million compared to $38.1 million at December 31, 1997.

     The Company has a revolving line of credit with a bank allowing the Company to borrow up to $10.0 million. Any borrowings under the line of credit will bear interest at the bank reference rate unless the Company elects a fixed rate or certain variable rates contemplated by the agreement. All outstanding principal and interest under the line of credit is due April 30, 1999 except for any amounts outstanding under stand-by letters of credit which have a maximum maturity of 365 days. Borrowings under the line of credit are secured by all of the Company's assets. There were no stand-by letters of credit or borrowings outstanding as of June 30, 1998.

     Other than the final payment of $1.0 million due in February of 1999 related to the VAR agreement with Dynamic, the Company has no significant commitments for capital expenditures at this time. However, the Company continues to be actively involved in identifying and evaluating potential acquisitions which may result in the future expenditure of funds.

     Management believes that existing cash, cash equivalents, short-term investments, cash available under its revolving line of credit and funds generated from operations will be sufficient to meet operating requirements for at least the next twelve months.

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


Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Not applicable.

Part II.  Other Information

Item 1.   Legal Proceedings

          On July 30, 1998, the Company instituted a legal action in the United States District Court for the Western District of Pennsylvania against Dean Witter Reynolds, Inc. and The Compucare Company for material misrepresentations and omissions in connection with the Company's purchase of all of the outstanding capital stock of Antrim Corporation from the Compucare Company on November 26, 1996. The Complaint seeks remedies available to the Company including damages and/or rescission of the acquisition.

          The Company is or may be subject to legal proceedings and claims covering a wide range of matters that arise in the ordinary course of business. Management is of the opinion that the potential liability with respect to these legal proceedings and claims will not materially affect the Company's financial position or results of operations.


Item 2.   Changes in Securities and Use of Proceeds
          None.


Item 3.   Defaults Upon Senior Securities
          None.


Item 4.   Submission of Matters to a Vote of Security Holders

          (a.) The Company held its Annual Meeting of
               Shareholders on April 30, 1998.  Of the 15,375,962
               shares of Common Stock entitled to vote, 13,285,771 shares were represented in person or by proxy at the meeting.

          (b.) Not applicable, pursuant to Instruction 3 to Item
               4 of this Form 10-Q.

          (c.) A description of the matters voted upon at the meeting along with an indication of the results of the votes on such matters are set forth below:

               1. Directors who were elected at the Annual
                  Meeting of Shareholders to serve for a term of one year and until their respective successors are elected and qualified:

                                          For         Withheld
                                      ----------      --------
               Sidney A. Goldblatt    13,258,998       26,773
               Nina M. Dmetruk        13,261,175       24,596
               Richard W. Barker      13,259,198       26,573
               Larry R. Ferguson      13,261,649       24,122
               Curtis S. Goldblatt    13,261,076       24,695
               Peter P. Gombrich      13,259,649       26,122
               Stanley J. Lehman      13,260,383       25,388

               2. The ratification of the selection of Ernst &
                  Young LLP to audit the books and accounts of the Company for the year ending December 31, 1998. There were 13,260,329 votes in favor, 18,453 votes against and 6,989 shares abstaining. Accordingly, the selection of Ernst & Young LLP was ratified.

               3. The approval of the Company's Stock Incentive
                  Plan of 1996, as amended, including a 1,300,000 share increase. There were 10,968,563 votes in favor, 438,801 votes against, 12,046 shares abstaining and 1,866,361 broker non-vote. Accordingly, the Stock Incentive Plan of 1996, as amended, was approved.


Item 5.   Other Information
          None.


Item 6.   Exhibits and Reports on Form 8-K

          (a.)  Exhibits

                27.1 - Financial Data Schedule, filed herewith.

          (b.)  Reports on Form 8-K

                No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1998.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             SUNQUEST INFORMATION SYSTEMS, INC.
                                       (Registrant)



Date: August 14, 1998       By: /s/ Nina M. Dmetruk
                                __________________________________________
                                Nina M. Dmetruk
                                Executive Vice President and Chief Financial
                                Officer
                                (Principal Financial and Accounting Officer)