Form 10-Q
period 1998-09-30
SUNQUEST INFORMATION SYSTEMS INC
filed 1998-11-13
CIK 1011340

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
SEPTEMBER 30, 1998

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


On November 11, 1998, there were 15,388,753 shares of Common
Stock outstanding.

               Sunquest Information Systems, Inc.
                            Form 10-Q
        For the Quarterly Period Ended September 30, 1998

                        Table of Contents

                                                                 Page
                                                                 ----
Part I.    Financial Information

  Item 1.  Financial Statements

           (a.) Condensed consolidated balance sheets as           3
           of September 30, 1998 (unaudited) and December
           31, 1997

           (b.) Unaudited condensed consolidated                   4
           statements of income and comprehensive income for each of the three and nine month periods ended September 30, 1998 and September 30, 1997

           (c.) Unaudited condensed consolidated                   5
           statements of cash flows for each of the nine month periods ended September 30, 1998 and September 30, 1997

           (d.) Notes to unaudited condensed consolidated          6
           financial statements

  Item 2.  Management's Discussion and Analysis of                 9
           Financial Condition and Results of Operations

  Item 3.  Quantitative and Qualitative Disclosures About         17
           Market Risk

Part II.   Other Information

  Item 1.  Legal Proceedings                                      18

  Item 2.  Changes in Securities and Use of Proceeds              18

  Item 3.  Defaults Upon Senior Securities                        18

  Item 4.  Submission of Matters to a Vote of  Security           18
           Holders

  Item 5.  Other Information                                      18

  Item 6.  Exhibits and Reports on Form 8-K                       18

           (a.)  Exhibits                                         18

           (b.)  Reports on Form 8-K                              18

Signatures                                                        19

Part I. Financial Information
Item 1. Financial Statements


               Sunquest Information Systems, Inc.
              Condensed Consolidated Balance Sheets
                         (In thousands)


                                              September 30,    December 31,
                                                  1998             1997
                                              -------------    ------------
                                               (unaudited)
       ASSETS

       Cash and cash equivalents                 $  3,940        $ 23,692
       Short-term investments                      30,976               -
       Trade receivables, net                      36,782          36,547
       Other current assets                         2,383           2,166
       Deferred tax asset                           1,895           1,898
                                                 --------        --------
         Total current assets                      75,976          64,303

       Property and equipment, net                 10,573          11,513
       Capital leases from related party, net       3,502           4,096
       Software development costs, net             11,312          12,252
       Deferred tax asset                             199             346
       Other assets, net                            1,478           1,663
                                                 --------         -------
         Total assets                            $103,040         $94,173
                                                 ========         =======

       LIABILITIES AND SHAREHOLDERS' EQUITY

       Accounts payable                          $  5,218         $ 3,401
       Accrued compensation and related taxes       5,118           4,523
       Accrued expenses                             7,365           4,957
       Obligations under capital leases,
         primarily from related party                 899             800
       Deferred revenue                            12,743          11,519
       Deferred income taxes                           17              13
       Other liabilities                            1,000           1,000
                                                 --------         -------
         Total current liabilities                 32,360          26,213

       Obligations under capital leases,
         primarily from related party               4,400           5,080
       Deferred income taxes                        1,167           1,167
       Transition costs                                 -             891
       Other liabilities                                -           1,000

       Shareholders' equity
         Common stock                              50,573          50,474
         Retained earnings                         14,558           9,403
         Accumulated other comprehensive loss         (18)            (55)
                                                 --------         -------
           Total shareholders' equity              65,113          59,822
                                                 --------         -------
         Total liabilities and
           shareholders' equity                  $103,040         $94,173
                                                 ========         =======


See accompanying notes.

               Sunquest Information Systems, Inc.
  Condensed Consolidated Statements of Income and Comprehensive Income
            (In thousands, except per share amounts)
                           (Unaudited)

                                  Three Months Ended   Nine Months Ended
                                     September 30,        September 30,
                                  ------------------   ------------------
                                    1998      1997       1998      1997
                                  --------  --------   --------  --------
Revenues:
  System sales                     $17,013   $12,098    $45,686   $39,351
  Support and service               15,187    12,173     42,825    37,507
                                   -------   -------    -------   -------
Total revenues                      32,200    24,271     88,511    76,858
                                   -------   -------    -------   -------
Operating expenses:
  Cost of system sales               7,644     4,999     21,399    19,154
  Client services                    8,632     7,316     24,358    20,738
  Research and development           3,969     3,159     11,452     9,025
  Sales and marketing                4,437     3,244     12,418    10,110
  General and administrative         3,416     2,656     10,699     9,128
  Gain on sale of assets                 -         -       (404)        -
  Capitalized software
    development cost adjustment          -     1,529          -     1,529
  Acquired, in-process technology        -     1,265          -     1,265
                                   -------   -------    -------   -------
Total operating expenses            28,098    24,168     79,922    70,949
                                   -------   -------    -------   -------

Operating income                     4,102       103      8,589     5,909
Other income (expense):
  Interest income                      378       217        997       876
  Interest expense                    (264)     (278)      (834)     (903)
  Other                                (69)      (25)        94        10
                                   -------   -------    -------   -------
Income before income taxes           4,147        17      8,846     5,892
Income tax provision                 1,709       285      3,691     2,737
                                   -------   -------    -------   -------
Net income (loss)                    2,438      (268)     5,155     3,155

Other comprehensive income (loss),
  net of tax:
  Foreign currency translation
    adjustment                          19         3         32      (112)
  Unrealized gain on securities
    available-for-sale                   5         -          5         -
                                   -------   -------    -------   -------
Comprehensive income (loss)        $ 2,462     ($265)   $ 5,192   $ 3,043
                                   =======   =======    =======   =======

Net income (loss) per share:
  Basic                               $.16     ($.02)      $.34      $.21
                                   =======   =======    =======   =======
  Diluted                             $.16     ($.02)      $.33      $.20
                                   =======   =======    =======   =======

Weighted-average shares
outstanding:
  Basic                             15,385    15,372     15,380    15,367
                                   =======   =======    =======   =======
  Diluted                           15,401    15,372     15,396    15,444
                                   =======   =======    =======   =======

See accompanying notes.

               Sunquest Information Systems, Inc.
         Condensed Consolidated Statements of Cash Flows
                         (In thousands)
                           (Unaudited)

                                                      Nine Months Ended
                                                        September 30,
                                                      ------------------
                                                        1998      1997
                                                      --------  --------
Cash flows from operating activities:
  Net income                                          $  5,155  $  3,155
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation and amortization                        6,004     5,820
    Capitalized software development cost adjustment         -     1,529
    Acquired, in-process technology                          -     1,265
    Bad debt expense                                       397       713
    Deferred revenue                                     1,288    (1,705)
    Deferred income taxes                                  150     1,197
    Gain on sale of assets                                (404)        -
Changes in operating assets and liabilities,
  net of acquisitions:
    Receivables                                         (1,038)  (11,521)
    Inventory                                             (222)    1,097
    Prepaid expenses and other                            (122)     (268)
    Other assets                                            50     1,157
    Accounts payable                                     1,817       436
    Accrued compensation and related taxes                 595       341
    Other accrued expenses                               3,811      (443)
                                                      --------  --------
      Net cash provided by operating activities         17,481     2,773
                                                      --------  --------

Cash flows from investing activities:
  Purchase of PreciseCare Pharmacy System                    -    (1,410)
  Purchase of property and equipment                    (1,952)   (4,290)
  Costs related to acquisitions                         (1,585)   (2,051)
  Capitalized software development costs                (3,408)   (3,853)
  Purchase of investments                              (71,419)        -
  Proceeds from sale or maturity of investments         40,451         -
  Proceeds from sale of assets                           1,130         -
                                                      --------  --------
      Net cash used in investing activities            (36,783)  (11,604)
                                                      --------  --------

Cash flows from financing activities:
  Principal payments on debt                                 -      (289)
  Principal payments on capitalized
    leases, primarily from related party                  (581)     (514)
  S Corporation distribution                                 -    (3,601)
  Net proceeds from employee stock purchase plan            99       136
                                                      --------  --------
      Net cash used in financing activities               (482)   (4,268)
                                                      --------  --------
Foreign currency translation adjustment                     32      (112)
                                                      --------  --------
      Net decrease in cash and cash equivalents        (19,752)  (13,211)
Cash and cash equivalents at beginning of period        23,692    31,911
                                                      --------  --------
Cash and cash equivalents at end of period            $  3,940  $ 18,700
                                                      ========  ========

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

In the opinion of management, all necessary adjustments, consisting of normal and recurring adjustments, have been made to provide a fair presentation to the unaudited financial information. The operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for any other interim period or for the full year ending December 31, 1998.

Certain prior period amounts have been reclassified to conform to the current period presentation.


Note 2 - Employee Stock Purchase Plan

In the three months ended September 30, 1998, the Company issued 4,286 shares of its Common Stock for approximately $28,000 pursuant to the Employee Stock Purchase Plan. In the nine months ended September 30, 1998, the Company has issued a total of 12,791 shares of its Common Stock for approximately $99,000 pursuant to the Employee Stock Purchase Plan.


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

                                   Three Months Ended        Nine Months Ended
                                      September 30,            September 30,
                                 ----------------------   ----------------------
                                    1998        1997         1998        1997
                                 ----------  ----------   ----------  ----------
Numerator for basic and
 diluted net income per share:
 Net income (loss)               $2,438,000  $ (268,000)  $5,155,000  $3,155,000
                                 ==========  ==========   ==========  ==========

Denominator:
 Denominator for basic
  net income per share --
  weighted-average shares        15,384,514  15,371,814   15,380,382  15,366,675
 Effect of diluted securities:
  Stock options                      16,543           -       15,806      77,392
                                 ----------  ----------   ----------  ----------
 Denominator for diluted net
  income per share -- adjusted
  weighted-average shares        15,401,057  15,371,814   15,396,188  15,444,067
                                 ==========  ==========   ==========  ==========

Basic net income (loss)
 per share                             $.16       $(.02)        $.34        $.21
                                 ==========  ==========   ==========  ==========
Diluted net income (loss)
 per share                             $.16       $(.02)        $.33        $.20
                                 ==========  ==========   ==========  ==========


Note 4 - Investments

The Company accounts for its investments in Tax Exempt Municipals and Short-term Demand Notes based on Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," ("SFAS No. 115"). SFAS No. 115 provides the accounting and reporting requirements for investments in securities that have readily determinable fair values and for all investments in debt securities. At September 30, 1998, all of the Company's investments in debt securities have been classified as available-for-sale securities. Available-for-sale securities are carried at fair value with net unrealized gains and losses on such securities, net of tax, reported as a component of shareholders' equity. At September 30, 1998, unrealized gains on investments available-for-sale were approximately $5,000, net of tax, and reflected in shareholders' equity.

Note 5 - Income Taxes

The reconciliation of income tax expense is set forth below:

                                     Three Months Ended    Nine Months Ended
                                        September 30,         September 30,
                                     ------------------    ------------------
                                       1998      1997        1998      1997
                                     --------  --------    --------  --------
                                                   (In thousands)
Income tax provision at the
  statutory rate                       $1,451    $    6      $3,096    $2,062
Increases (decreases):
  State income taxes                      164       (19)        345       244
  Acquired, in-process technology           -       357           -       357
  Research and development credit           -         -        (100)        -
  Foreign taxes                             8         -          55         -
  Other                                    86       (59)        295        74
                                       ------    ------      ------    ------
Total income tax expense               $1,709    $  285      $3,691    $2,737
                                       ======    ======      ======    ======


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Forward-Looking Statements
--------------------------

     This report, and other reports and communications to shareholders, contains forward-looking statements, including statements which contain words such as "will," "expects," "believes," "plans," "anticipates" and words of similar impact. Certain risk factors, including but not limited to dependence on laboratory information system products, competition in the marketplace, purchase and installation decisions of customers, pricing decisions of competitors and development risks and uncertainties could cause actual results to differ materially from such forward-looking statements. These and other risks are detailed in Sunquest's 1997 Annual Report on Form 10-K filed with Securities and Exchange Commission.


General
-------

     Sunquest Information Systems, Inc. (the "Company") designs, develops, markets, installs and supports health care information systems for large and mid-sized hospitals, clinics and other facilities, including integrated delivery networks. Revenues are derived from the licensing of software, the provision of value-added services and the sale of related hardware.

     During the quarter ended June 30, 1998, the Company sold the assets comprising its Managed Care Manager Payor ("MCM") software product line to Monument Systems, Inc. ("Monument") for approximately $1.1 million. Monument assumed the existing contracts and future support of customer installations. The pre-tax gain resulting from the sale, after associated write-offs, was approximately $404,000. The after-tax gain was approximately $238,000, or $.02 per diluted share. The sale of the MCM product line is consistent with the Company's strategy to focus on its clinical suite of products.

     For the three months ended September 30, 1998, the Company's net income was $2.4 million, or $.16 per diluted share, compared to a net loss of $268,000, or $.02 per diluted share, for the corresponding period in 1997. The net loss for the three months ended September 30, 1997, included reductions to net income of $1.1 million, or $.07 per diluted share, and $917,000, or $.06 per diluted share, related to the acquired, in-process technology in conjunction with the purchase of the PreciseCare Medication Management System from Medintell Systems Corporation ("Medintell") and the reduction in the carrying value of IntelliCare software development costs, respectively. For the nine months ended September 30, 1998, net income was $5.2 million, or $.33 per diluted share, including the above mentioned after-tax gain on the sale of the MCM product line compared to net income of $3.2 million, or $.20 per diluted share, for the corresponding period in 1997, including the above mentioned charges to operations.

                                    Three Months Ended   Nine Months Ended
                                       September 30,       September 30,
                                    ------------------   ------------------
                                      1998      1997       1998      1997
                                    --------  --------   --------  --------
Excluding the gain on sale of
  assets and charges to operations    $ 0.16    $ 0.11     $ 0.31    $ 0.33
Gain on sale of assets                     -         -       0.02         -
Acquired, in-process technology,
  net of tax                               -     (0.07)         -     (0.07)
Capitalized software
  development cost adjustment,
  net of tax provision                     -     (0.06)         -     (0.06)
                                      ------    ------     ------    ------
                                      $ 0.16    $(0.02)    $ 0.33    $ 0.20
                                      ======    ======     ======    ======



     The results of operations for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for any other interim period or for the full year ending December 31, 1998.


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

     Based on a current assessment, the Company believes that virtually all of the current releases of its products are year
2000 compliant, and with respect to those that are not, the Company anticipates releasing year 2000 compliant versions by the first quarter of 1999. The Company believes that the costs incurred to make its products year 2000 compliant will be immaterial. The Company plans to have all clients converted to year 2000 compliant versions of its products by October 1999. Pursuant to contract terms, clients are obligated to cooperate with the Company in the installation of system enhancements, including the current year 2000 compliant versions. As of September 30, 1998, approximately 87% of the Company's clients are using or installing year 2000 compliant versions of its products.

    The Company is also assessing the year 2000 readiness of its third-party suppliers and business partners. Although the Company believes that these third-party suppliers and business partners are taking appropriate action to ensure that their products are, or will be, year 2000 compliant, failure by such suppliers and business partners to adequately address their year 2000 readiness could affect the Company's business. The Company continues to review the year 2000 readiness of its third-party suppliers and business partners.

     Although the Company expects all of its products and systems to be year 2000 compliant and all clients to have installed year 2000 compliant versions of its products before December 31,

1999, it cannot predict with complete accuracy the outcome of its year 2000 program. If its year 2000 program is not successful or if the systems of suppliers and clients material to the Company fail or malfunction in the year 2000, the Company's business, financial condition or results of operations may be adversely affected.

     The Company has determined that only a small portion of software programs developed by other vendors and utilized internally will require upgrades to new versions to properly utilize dates beyond December 31, 1999. After reviewing the plans of these vendors, the Company believes that the upgrades to such software programs will be completed by the end of the second quarter of 1999. The cost of year 2000 compliant software related to systems developed by other vendors and used internally is included in the related software maintenance agreements. The Company believes that consulting costs incurred in accomplishing the installation of year 2000 compliant software will be immaterial.

     Efforts by clients to address their year 2000 issues may absorb a significant portion of their information technology budgets in the near term and may cause them to either delay or accelerate the purchase and implementation of new applications and systems. While these purchasing decisions may increase demand for certain of the Company's products and services, including its year 2000 offerings, it could also decrease demand for other offerings. The outcome of these purchasing decisions could affect the Company's revenues or change its revenue patterns.


Results of Operations
---------------------

Comparison of Three Months Ended September 30, 1998 and September 30, 1997

     Revenues. The Company's total revenues were $32.2 million for the three months ended September 30, 1998 compared to $24.3 million for the three months ended September 30, 1997, an increase of $7.9 million, or 32.7%. Revenues from system sales were $17.0 million for the three months ended September 30, 1998 compared to $12.1 million for the three months ended September 30, 1997, an increase of $4.9 million, or 40.6%. This increase was primarily attributable to an increase in installations of software to existing customers and an increase in installations of hardware to both new and existing customers. Revenues from support and service were $15.2 million for the three months ended September 30, 1998 compared to $12.2 million for the three months ended September 30, 1997, an increase of $3.0 million, or 24.8%. This increase was primarily attributable to the Company's increased installed customer base and other services for existing customers.

     At September 30, 1998, the Company had a total contract backlog of $113.3 million, which consisted of $53.9 million of system sales and $59.4 million of support and service. The Company's total contract backlog at June 30, 1998, was $109.5 million, which consisted of $51.2 million of system sales and $58.3 million of support and service. At September 30, 1997, total contract backlog was $86.0 million, which consisted of $38.1 million of system sales and $47.9 million of support and service.

     Cost of System Sales. Cost of system sales was $7.6 million for the three months ended September 30, 1998 compared to $5.0 million for the three months ended September 30, 1997, an increase of $2.6 million, or 52.9%. As a percentage of total revenues, cost of system sales was 23.8% in 1998 compared to 20.6% in 1997. The dollar increase was primarily attributable to increases in hardware and operating system deliveries. Amortization of previously capitalized software development costs was $817,000 for the three months ended September 30, 1998 compared to $949,000 for the three months ended September 30, 1997, a decrease of $132,000, or 13.9%. The decrease in amortization was primarily attributable to the reduction in carrying value of IntelliCare software in the third and fourth quarters of 1997. During the fourth quarter of 1997, the Company discontinued the sale of its IntelliCare suite of products as an enterprise-wide computerized patient record solution and the related development of a nurse clinical documentation system.

     Client Services. Client services expenses were $8.6 million for the three months ended September 30, 1998 compared to $7.3 million for the three months ended September 30, 1997, an increase of $1.3 million, or 18.0%. As a percentage of total revenues, client services expenses were 26.8% in 1998 compared to 30.1% in 1997. The dollar increase was primarily attributable to additional staff and outside consultants dedicated to support and installation of the Company's systems and to providing consulting services to customers.

     Research and Development. Research and development expenses were $4.0 million for the three months ended September 30, 1998 compared to $3.2 million for the three months ended September 30, 1997, an increase of $810,000, or 25.6%. As a percentage of total revenues, research and development expenses were 12.3% in 1998 compared to 13.0% in 1997. The dollar increase in research and development expenses was primarily attributable to increased staff dedicated to the development, enhancement and documentation of the Company's clinical laboratory, reference laboratory and pharmacy systems partially offset by decreased expenses and capitalization related to the IntelliCare suite of products and the MCM product line. The Company capitalized $723,000 of its software development costs for the three months ended September 30, 1998 compared to $858,000 for the three months ended September 30, 1997, a decrease of 135,000, or 15.7%. The dollar decrease in capitalized software development was primarily attributable to the discontinuation of development related to IntelliCare and the MCM software product lines, partially offset by increased capitalization for the clinical laboratory and reference laboratory products.

     Sales and Marketing. Sales and marketing expenses were $4.4 million for the three months ended September 30, 1998 compared to $3.2 million for the three months ended September 30, 1997, an increase of $1.2 million, or 36.8%. As a percentage of total revenues, sales and marketing expenses were 13.8% in 1998 compared to 13.4% in 1997. The dollar increase was primarily attributable to increases in marketing expenses, commissions resulting from a 52.9% growth in sales bookings in 1998, travel costs related to sales efforts, sales staff specializing in new product offerings and sales efforts in the European market.

     General and Administrative. General and administrative expenses were $3.4 million for the three months ended September
30, 1998 compared to $2.7 million for the three months ended

September 30, 1997, an increase of $760,000, or 28.6%. As a percentage of total revenues, general and administrative expenses were 10.6% in 1998 compared to 11.0% in 1997. The dollar increase was primarily attributable to additional employees and the addition of Sunquest Pharmacy Information Systems, Inc. ("Sunquest Pharmacy"). Increases were also experienced in professional fees, contributions to the Company's Profit Sharing Plan and depreciation expense resulting from additions of property and equipment. These increases were partially offset by a decrease in variable compensation.

     Transition Costs. For the three months ended September 30, 1998, the Company paid previously accrued transition costs established at the time of the acquisition of Antrim of $201,000 as compared to $265,000 paid during the corresponding period in 1997. These costs were primarily associated with replacing certain Antrim software products with Sunquest products and employee related costs. In addition, during the three months ended September 30, 1998, the Company paid transition costs related to the purchase of the PreciseCare Medication Management System ("PreciseCare") of $10,000 as compared to $28,000 paid during the corresponding period in 1997. These costs were primarily employee-related costs.


Comparison of Nine Months Ended September 30, 1998 and September 30, 1997

     Revenues. The Company's total revenues were $88.5 million for the nine months ended September 30, 1998 compared to $76.9 million for the nine months ended September 30, 1997, an increase of $11.7 million, or 15.2%. Revenues from system sales were $45.7 million for the nine months ended September 30, 1998 compared to $39.4 million for the nine months ended September 30, 1997, an increase of $6.3 million, or 16.1%. This increase was primarily attributable to increases in installations of software and hardware to existing customers partially offset by decreases in installations of hardware and software to new customers. Revenues from support and service were $42.8 million for the nine months ended September 30, 1998 compared to $37.5 million for the nine months ended September 30, 1997, an increase of $5.3 million, or 14.2%. This increase was primarily attributable to the Company's increased installed customer base and other services for existing customers.

     Cost of System Sales. Cost of system sales was $21.4 million for the nine months ended September 30, 1998 compared to $19.2 million for the nine months ended September 30, 1997, an increase of $2.2 million, or 11.7%. As a percentage of total revenues, cost of system sales was 24.2% in 1998 compared to 24.9% in 1997. The dollar increase was primarily attributable to increases in hardware and operating system deliveries. Amortization of previously capitalized software development costs was $2.5 million for the nine months ended September 30, 1998 compared to $2.8 million for the nine months ended September 30, 1997, a decrease of $298,000, or 10.8%. The decrease in amortization was primarily attributable to the reduction in carrying value of IntelliCare software in the third and fourth quarters of 1997, partially offset by increased amortization of the Company's pharmacy product.

     Client Services. Client services expenses were $24.4 million for the nine months ended September 30, 1998 compared to $20.7 million for the nine months ended September 30, 1997, an increase of $3.6 million, or 17.5%. As a percentage of total revenues, client services expenses were 27.5% in 1998 compared to 27.0% in 1997. The dollar increase was primarily attributable to additional staff and outside consultants dedicated to support and installation of the Company's systems and to providing consulting services to customers.

     Research and Development. Research and development expenses were $11.5 million for the nine months ended September 30, 1998 compared to $9.0 million for the nine months ended September 30, 1997, an increase of $2.4 million, or 26.9%. As a percentage of total revenues, research and development expenses were 13.0% in 1998 compared to 11.7% in 1997. The dollar increase in research and development expenses was primarily attributable to increased staff dedicated to the development, enhancement and documentation of the Company's clinical laboratory, pharmacy and reference laboratory systems partially offset by decreased expenses and capitalization related to the IntelliCare suite of products and the MCM product line. The Company capitalized $2.4 million of its software development costs for the nine months ended September 30, 1998 compared to $2.9 million for the nine months ended September 30, 1997, a decrease of $445,000, or 15.6%. The dollar decrease in capitalized software development was primarily attributable to the discontinuation of development related to IntelliCare and the MCM software product lines, partially offset by increased capitalization for the pharmacy and clinical laboratory products.

     Sales and Marketing. Sales and marketing expenses were $12.4 million for the nine months ended September 30, 1998 compared to $10.1 million for the nine months ended September 30, 1997, an increase of $2.3 million, or 22.8%. As a percentage of total revenues, sales and marketing expenses were 14.0% in 1998 compared to 13.2% in 1997. The dollar increase was primarily attributable to increases in commissions resulting from a 36.1% growth in sales bookings in 1998, travel costs related to sales efforts, sales staff specializing in new product offerings, and sales efforts in the European market.

     General and Administrative. General and administrative expenses were $10.7 million for the nine months ended September 30, 1998 compared to $9.1 million for the nine months ended September 30, 1997, an increase of $1.6 million, or 17.2%. As a percentage of total revenues, general and administrative expenses were 12.1% in 1998 compared to 11.9% in 1997. The dollar increase was primarily attributable to increases related to depreciation expense resulting from additions of property and equipment, the addition of Sunquest Pharmacy, contributions to the Company's Profit Sharing Plan, professional fees and additional employees.

     Transition Costs. For the nine months ended September 30, 1998, the Company paid previously accrued transition costs established at the time of the acquisition of Antrim of $1.2 million as compared to $1.3 million paid during the corresponding period in 1997. These costs were primarily associated with replacing certain Antrim software products with Sunquest products and employee related costs. In addition, during the nine months ended September 30, 1998, the Company paid transition costs related to the purchase of PreciseCare of $138,000 as compared to $28,000 paid during the corresponding period in 1997. These costs were primarily employee- related costs and professional services related to the purchase.

Liquidity and Capital Resources
-------------------------------

     At September 30, 1998, the Company had cash, cash equivalents and short-term investments of $34.9 million, which consisted of cash of $3.9 million and short-term investments of $31.0 million. This compares to cash and cash equivalents of $23.7 million at December 31, 1997 and $18.7 million at September 30, 1997, increases of $11.2 million and $16.2 million, respectively. Cash provided by operating activities was $17.5 million for the nine months ended September 30, 1998, compared to $2.8 million for the nine months ended September 30, 1997.

     As of September 30, 1998, the Company had net trade receivables of $36.8 million, which consisted of $22.7 million in net billed trade receivables and $14.1 million in unbilled trade receivables. At December 31, 1997, the Company had net trade receivables of $36.5 million, which consisted of $27.9 million in net billed trade receivables and $8.6 million in unbilled trade receivables. Net trade receivables have increased by $235,000 since December 31, 1997, with $5.5 million related to the unbilled portion partially offset by collections of $5.2 million on the billed portion. The unbilled receivables represent revenue that has been recognized in accordance with the percentage-of-completion accounting method, but which has not yet been billed to customers under contractual milestone billings. The Company believes that this increase in unbilled receivables is primarily a result of increased revenues and the timing of system sales and installations in the year. The Company maintains an allowance for doubtful accounts that it believes is adequate to cover potential credit losses. The average collection period, a rolling twelve-month average, on net billed trade receivables was 77 days at September 30, 1998 compared to 88 days at June 30, 1998 and 91 days at December 31, 1997. Days sales outstanding ("DSO") was 103 at September 30, 1998 compared to 110 at June 30, 1998 and 129 at December 31, 1997.

     Cash used in investing activities was $36.8 million for the nine months ended September 30, 1998. Purchases of investments totaled $71.4 million. Proceeds from the maturity or sale of investments totaled $40.5 million. Capitalized software development costs totaled $3.4 million. Of this amount, $1.0 million was related to the second payment under the Value Added Reseller ("VAR") agreement with Dynamic Healthcare Technologies, Inc. ("Dynamic") for the license of a software program known as CoPath Client/Server. Purchases of property and equipment totaled $2.0 million and consisted primarily of purchases of computers, computer-related equipment, computer software and leasehold improvements. Costs related to acquisitions totaled $1.6 million. Of this amount, approximately $1.2 million was related to the payment of previously accrued transition costs established at the time of the acquisition of Antrim and was primarily associated with replacing certain Antrim software products with Sunquest products and employee related costs. In addition, the Company also paid transition costs related to the purchase of the PreciseCare software of approximately $138,000. These costs were primarily employee-related costs and professional services related to the purchase. The proceeds from the sale of assets consisted of $1.1 million from the sale of the MCM software product line to Monument.

     Cash used in financing activities was $482,000 for the nine months ended September 30, 1998. Of this amount, $581,000 was used for principal payments on capital leases. This amount was partially offset by the issuance of 12,791 shares of the Company's Common Stock for approximately $99,000 under the Employee Stock Purchase Plan.

     At September 30, 1998, working capital was $43.6 million compared to $38.1 million at December 31, 1997.

     The Company has a revolving line of credit with a bank allowing the Company to borrow up to $10.0 million. Any borrowings under the line of credit will bear interest at the bank reference rate unless the Company elects a fixed rate or certain variable rates contemplated by the agreement. All outstanding principal and interest under the line of credit is due April 30, 1999 except for any amounts outstanding under stand-by letters of credit which have a maximum maturity of 365 days. Borrowings under the line of credit are secured by all of the Company's assets. Approximately $440,000 of the line of credit is used to secure a letter of credit and is not available for immediate expenditure. There were no borrowings outstanding as of September 30, 1998.

     Other than the final payment of $1.0 million due in February of 1999 related to the VAR agreement with Dynamic, the Company has no significant purchase commitments at this time. However, the Company continues to be actively involved in identifying and evaluating potential acquisitions, which may result in the future expenditure of funds.

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

     As of January 1, 1998, the Company adopted Statement of Position ("SOP") 97-2, "Software Revenue Recognition," which revised certain aspects of SOP 91-1. The adoption of SOP 97-2 did not affect the Company's revenue recognition policies with respect to software license fees which are recognized as part of the Company's overall software contracts using the percentage-of-completion method and are determined based upon actual hours incurred related to total estimated installation hours.

     In March 1998, the American Institute of Certified Public Accountants issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires companies to capitalize qualifying computer software costs incurred during the application development stage. SOP 98-1 is effective for fiscal years beginning after December 15, 1998 and permits early adoption. The Company adopted SOP 98-1 in the first quarter of 1998. The adoption had no impact on net income, as the Company's policy was materially consistent with the requirements of SOP 98-1.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The Company is currently evaluating the effects, if any, the adoption of this pronouncement will have on the disclosure of its historical data at year-end.


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

Item 3.   Defaults Upon Senior Securities
          None.

Item 4.   Submission of Matters to a Vote of Security Holders
          None.

Item 5.   Other Information
          None.

Item 6.   Exhibits and Reports on Form 8-K

          (a.) Exhibits

               27.1 - Financial Data Schedule for the Nine Months
                      Ended September 30, 1998, filed herewith.

               27.2 - Financial Data Schedule for the Nine Months
                      Ended September 30, 1997, filed herewith.

          (b.) Reports on Form 8-K

               No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1998.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              SUNQUEST INFORMATION SYSTEMS, INC.
                                        (Registrant)



Date:  November 13, 1998      By:  /s/ Nina M. Dmetruk
                              --------------------------------------------
                              Nina M. Dmetruk
                              Executive Vice President and Chief Financial
                              Officer
                              (Authorized Officer of the Registrant and
                              Principal Financial and Accounting Officer)