Form 10-K405
period 1998-12-31
SUNQUEST INFORMATION SYSTEMS INC
filed 1999-03-30
CIK 1011340

                         UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-K


[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
DECEMBER 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 19, 1999, the registrant had 15,394,460 shares of Common Stock outstanding. The aggregate market value of the Common Stock held by nonaffiliates of the registrant, based on the closing price of the Common Stock on March 19, 1999 as reported by Nasdaq, was $41,850,984 (calculated by excluding shares owned beneficially by directors, executive officers and other affiliates as a group from total shares outstanding solely for the purpose of this response).

              DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Shareholders for 1998 are incorporated by reference into Parts II and IV of this Form 10-K.

Portions of the registrant's Proxy Statement for the 1999
Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

Except as specifically incorporated by reference herein, the Annual Report to Shareholders for 1998 and the Proxy Statement are not to be deemed filed as part of this Annual Report on Form 10-K.

              SUNQUEST INFORMATION SYSTEMS, INC.
                       Form 10-K - 1998
                       TABLE OF CONTENTS
                                                                      Page
                                                                      ----
PART I
  Item 1  - Business
    General                                                              1
    Products                                                             1
    Third-Party Marketing Arrangements                                   7
    Products Under Development                                           8
    Recent Developments                                                  9
    Year 2000 Compliance                                                 9
    Client Services                                                     10
    Marketing                                                           11
    Technology                                                          12
    Research and Development                                            12
    Competition                                                         13
    Proprietary Rights                                                  14
    System Acquisition Agreements                                       14
    Backlog                                                             14
    Employees                                                           15
    Forward-Looking Statements                                          15
    Executive Officers of the Registrant                                21
  Item 2 - Properties                                                   22
  Item 3 - Legal Proceedings                                            23
  Item 4 - Submission of Matters to a Vote of Security Holders          23
PART II
  Item 5 - Market for Registrant's Common Equity and Related
           Stockholder Matters                                          24
  Item 6 - Selected Financial Data                                      24
  Item 7 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          24
  Item 7A- Quantitative and Qualitative Disclosures about Market Risk   25
  Item 8 - Financial Statements and Supplementary Data                  25
  Item 9 - Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                        25
PART III
  Item 10 - Directors and Executive Officers of the Registrant          25
  Item 11 - Executive Compensation                                      25
  Item 12 - Security Ownership of Certain Beneficial Owners and
              Management                                                25
  Item 13 - Certain Relationships and Related Transactions              26
PART IV
  Item 14 - Exhibits, Financial Statement Schedules, and Reports on
              Form 8-K                                                  26
  Signatures                                                            29

                            Part I

ITEM 1. BUSINESS.


GENERAL

      Sunquest Information Systems, Inc. ("Sunquest" or the "Company") provides health care information systems ("HCISs") to large and mid-sized hospitals, clinics and other facilities, including integrated delivery networks ("IDNs") comprised of multi-entity, multi-site health care organizations. Sunquest was established in 1979 and has become a market leader in the sale of laboratory information systems ("LISs") that integrate disparate equipment and data sources in order to automate a laboratory department's specialized processes and manage its large volumes of clinical data. In 1991, the Company also began marketing the FlexiRad product, a radiology information system. Sunquest became a public company on June 10, 1996, when it closed its initial public offering of Common Stock. With the purchase of Antrim Corporation ("Antrim") on November 26, 1996, the Company acquired a presence in the commercial and medical reference laboratory market. In August 1997, Sunquest purchased certain inpatient pharmacy software systems, and in November 1997, entered into a software license agreement for an outpatient pharmacy system. As of December 31, 1998, Sunquest had an installed customer base of more than 1,140 sites, including 155 of the world's largest IDNs, in the United States, Canada, United Kingdom, Mexico, Saudi Arabia, Ireland and Denmark.

      In order to lower health care delivery costs while improving the quality of patient care, IDNs need detailed clinical and management information that enables providers within the IDN to manage such important processes as: (i) patient care processes across multiple delivery sites; (ii) the appropriateness of diagnoses, treatments and resource utilizations; (iii) provider performance and clinical outcomes; and (iv) commercial and medical reference laboratory processing and business practices. Significant market opportunities exist for HCIS vendors offering open systems architecture that allows interoperability with legacy systems and solutions from other leading vendors. These systems permit IDNs to select and integrate information systems by either retaining existing legacy systems or selecting from an array of new and existing systems from different vendors. Sunquest now offers five suites of health care information systems and services in addition to its stand-alone product offerings.

        Sunquest markets its products and services internationally through its direct sales force and marketing relationships with other information systems vendors.


PRODUCTS

      Sunquest's business strategy is to engineer its products for the changing health care environment, now characterized by the emergence of IDNs and an increasing trend to outpatient care delivery. These large organizations are also adopting the purchasing strategy used by large manufacturing companies and are limiting the number of vendors with whom they deal. In response, Sunquest has adopted a "suite" strategy for sales, and has clustered its products into logical groupings, which are required by these delivery systems.

       Sunquest now offers five suites of health care information systems and services in addition to its stand-alone product offerings: (i) the departmental clinical suite with systems that automate the operations of laboratories, radiology and pharmacy departments within a clinical environment such as a hospital; (ii) the commercial and medical reference laboratory suite with systems that automate the clinical, financial and information support operations of commercial medical laboratories; (iii) the integration and connectivity suite with systems that allow Sunquest products to communicate with other vendors' software and hardware products; (iv) the clinical data management suite with systems that integrate clinical patient care data directly to the caregiver or clinical department; and (v) customer support and services.

Departmental Clinical Systems

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

  Clinical Laboratory Information Systems

  Sunquest's FlexiLab system manages the workflow and reporting requirements of the chemistry, microbiology, hematology, anatomic pathology and outreach areas of the laboratory. Quality assurance validations occur dynamically as results are entered. For example, a clinician can define normal test result ranges by age, sex and test method. Later, if the results are out of range, Sunquest's FlexiLab system immediately informs the technologist of the validation failure.

     The Clinical Laboratory module is the core of the FlexiLab system and manages the processes of the high volume test areas of the laboratory. This module includes volume and performance statistics, patient archiving, demographics, patient reporting, security and audit trails. The Clinical Laboratory module released in 1997 features a new database schema, episodal management and outpatient tracking capabilities and is moving towards full Windows-based functionality and client server architecture. Episodal management enables the entire on-line clinical patient record to be viewed at the laboratory level for clinical treatment analysis and financial and managed care cost analysis. Outpatient tracking capabilities enable separate tracking of the patient and the specimen, improving the efficiency with which a provider can manage concurrent care processes.

     The Mulhos module utilizes the FlexiLab system to support multiple facilities. Each facility can have its own individualized reports, rules and options, which allow
     for differences among facilities.   The Mulhos module
     manages vital inter-institutional issues such as the security of patient information and conflicts between each facility's patient identification system.

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

     The Microbiology module in the FlexiLab system provides a comprehensive, paperless environment that enhances the communication of microbiology and epidemiological results. User definable, automated rules assist the microbiologist in measuring the effectiveness of medications on specific organisms in order to predict effects on a patient's outcome.

     The Blood Bank module automates a hospital's complete transfusion service, including inventory and distribution of blood products to the patient. This module, which uses rules-based logic, is designed to prevent the distribution of inappropriate blood products. For example, the Blood Bank module automatically provides notice if the blood product has not been appropriately matched to the patient at the time of issue. The donor module, which is included with the Blood Bank module, automates the collection procedures and management of blood product inventories. It also manages and tracks blood donated by patients for their own use and provides quality controls to assure compliance with rules of good practice. Currently, due to restrictions imposed by the United States Food and Drug Administration (the "FDA"), the Company is not actively marketing and selling its own version of this product but continues to support those sites that are currently using the Blood Bank module. If and when the Company's 510(k) notification for the Blood Bank module is cleared by the FDA, the Company anticipates that marketing of the Blood Bank module will resume. See "Risk Factors - Regulation". The Company is marketing and installing the Hemocare product from Mediware Information Systems, Inc. The Hemocare system is interfaced with the FlexiLab product.

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

     The Flexi-3R module provides redundancy and high systems availability within the LIS. The Flexi-3R module provides a secondary database that allows high volume printing of management and patient reports. Queries can be made into this database without affecting the response time of the primary database.

     The Anatomic Pathology module is designed to manage specimens and reports, including reports for surgical pathology and cytology. The main features of this module are the archiving and retrieving of patient records. For example, the pathologist, while examining specimens, can automatically retrieve historic specimen results including previous tissue diagnoses, thereby improving the timeliness and quality of patient care. The module supports special cytology reports, such as pap smear reports. The Company is no longer actively marketing and selling this product but continues to support those sites that are currently using the Anatomic Pathology module. Sunquest is marketing and selling CoPathPlus ("CoPath") developed by Dynamic Healthcare Technologies, Inc.
     CoPath is interfaced with the FlexiLab system.

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

  The FlexiRad system offers a full suite of interfaces: admissions, discharge and transfer ("ADT"), orders, results reporting and billing. Additional interfaces unique to a radiology department and offered by the FlexiRad system include interfaces to digital dictation systems (DictaPhone), speech recognition systems (IBM MedSpeak) and top-of-the-line mammography products (MRS). These interfaces provide more information to the FlexiRad system and further reduce the turnaround time of patient reporting.

  All information collected by the FlexiRad system can be viewed by using the relational ad hoc report writer. This tool allows the user to customize reports. In addition, off-the-shelf software, such as Microsoft Access or Seagate Crystal Reports, can be used to write customized reports.

  Further integration is provided directly with the FlexiLab system. When an exam is being ordered, the radiology user can view related laboratory results on that patient, helping the health care provider determine the appropriateness of the order. On the results side, radiology patient reports can be correlated with anatomic pathology reports, providing useful information on necessity for biopsy recommendations.


  Pharmacy Information Systems

  The FlexiMed system is a patient focused, integrated pharmacy information system using state-of-the-art client server technology. This system provides reporting of medication use across the entire continuum of care and puts the pharmacy in control of drug therapy and documents each step of the medication management process. In addition, it addresses two of the most pressing needs in today's health care environment: medication therapy outcomes and pharmacy cost control.

  Some key features of the FlexiMed system include medication profiling, order entry and management, clinical consulting and documentation, dispensing and inventory control, high volume drug prescription and ad hoc reporting capability.

  The acute care functionality has several operational options: traditional cart exchange, "just-in-time" envelope fill, automated drug distribution machines, or a hybrid combination of these.

  The FlexiMed system incorporates standard clinical alerts such as drug interaction and allergy alerts, and its configurable medication management allows the pharmacist the necessary time to evaluate and act on this advanced clinical information.


Commercial and Medical Reference Laboratory Systems

      Antrim, a wholly owned subsidiary of Sunquest, offers laboratory information systems for the commercial laboratory marketplace. Antrim's primary product suites, Answers Laboratory and Answers Finance, combine to provide total solutions for customers ranging from small hospital outreach programs to large commercial reference laboratories.

  Antrim Clinical Systems

     Antrim's General Laboratory product suite is an efficient, performance-oriented management system that streamlines daily operations and increases customer efficiency. Client specific features such as reporting conventions, call parameters and management and statistical reporting tools give customers a competitive edge in an aggressive marketplace. Customer service features including stat/call lists, courier tracking, client problem tracking and streamlined inquiry options provide convenient access to information that is needed to serve a dynamic client base.

     The system offers quick and simple requisition entry allowing orders to be placed more efficiently. Bar-coding maximizes workflow and can be used in conjunction with instrument interfaces. Batching is also available to facilitate high volume processing.

     Additionally, patient reports may be faxed, printed on-site, sent electronically or printed remotely. Automatic report scheduling with client specific features provides for prompt and accurate reporting.

     The Antrim Paperless Microbiology product is fully integrated with the General Laboratory product and features user-defined workcards on which daily culture observations and activity can be recorded. Instrument interfaces and bar-coded plate labels are also available
     to increase efficiency.   Epidemiology and management
     reports provide detail and summary information to be used in statistical evaluation of the department's activities.

     Antrim's Anatomic Pathology product is available for laboratories providing pathology and cytology service. The product uses the same flexible ordering, reporting, and customer service features that distinguishes Antrim's other products.

     The system compiles and compares required elements of test data, facilitating regulatory compliance. Efficient storage of historical data makes it possible to link large volumes of patient history records with current data for quick retrieval.

     Cytology features include batching capabilities, streamlined results entry screens, and comprehensive statistical reporting. Pathology supports Systematized Nomenclature of Medicine ("Snomed") coding, with accompanying management reports for data analysis. QA reporting is also available to correlate results and document any discrepancies detected.

  Antrim Financial Systems

     The Answers Finance product suite provides the tools needed to manage the laboratory business including General Ledger, Accounts Receivable/Billing, Accounts Payable, Materials Management and Electronic Claims/EDI.

     The General Ledger application is the core product of the Antrim Financial product suite. The system is designed to provide complete management of financial information and is fully integrated with all components of the Antrim Financial product suite.

     The Accounts Receivable/Billing product provides features that allow efficient billing and collections processing of laboratory services. These features include front-end validations, full inquiry, cash receipts entry, one step adjustment processing and comprehensive reporting. The system also has tools that can assist the laboratory in meeting regulatory compliance requirements of local carriers. This product can be sold as an option for the Sunquest FlexiLab system and General Laboratory, as well as the laboratory information systems of other companies.

     The Accounts Payable product provides tools to efficiently manage the expenditures of the laboratory.
     The system evaluates commitments, prints and reconciles checks and produces comprehensive vendor related management reports.

     The Materials Management product offers the ability to manage the supplies inventory of the laboratory.
     Features include the capability to order, receive, issue, transfer and report all activity within multiple locations and/or multiple inventory environments. The system also allows retail sales of supplies to laboratory clients, with this activity automatically transferring to the Accounts Receivable/Billing product.

     The Electronic Claims/EDI services provide the capabilities to electronically transmit and electronically receive payment and rejection activity.
     These capabilities are available for Medicare, Medicaid, Blue Shield and prominent clearinghouses such as NEIC, CYDATA and IMS.

     In addition, Antrim has repackaged its Answers Finance systems as a Small Business Solution ("SBS") for the broader, small- to medium-sized laboratory market. SBS incorporates standardized code and many of the same Antrim features that enable large commercial laboratories to process and manage hundreds of thousands of orders per day, but is sized to meet smaller operators' requirements.


Integration and Connectivity

      Sunquest estimates that it has installed in its LIS client base over 11,000 interfaces that were developed for nearly 700 separate instruments and 1,000 HCISs of other vendors. This interface library allows the Company to seamlessly integrate virtually any lab instrument or HCIS into Sunquest's LIS, radiology information system or pharmacy information system. The Company uses a variety of configuration options to support multiple hospitals and IDNs.

  Instrument Interfaces facilitate the linking of clinical laboratory instruments, utilizing the full communication capability of each instrument.

  Application Interfaces facilitate the linking of third-party application systems, such as hospital information and financial systems of other vendors, to Sunquest's Departmental Clinical Systems. Sunquest's proven ability to handle the complexities of interacting information systems provides customers with more flexible configuration options.


Clinical Data Management

     Sunquest's Clinical Data Management products are designed to provide integrated clinical patient care data directly to the caregiver or clinical department either by combining Sunquest's suite of ancillary systems or through integration with disparate systems.

  The Clinical Event Manager system monitors patient specific data within a network and immediately alerts health care providers to significant patient information based on predetermined rules. Providers simply identify the clinical rules of interest and the Clinical Event Manager module notifies them via pager, fax or e-mail of any event triggered by the rules. Additionally, the system can check for reminders placed by the health care provider to order tests at specific intervals. The system can also check for interdisciplinary events for a given patient such as changes in vital signs versus administration of a particular drug.


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

Anatomic Pathology (Departmental Clinical Suite) In February 1997, the Company entered into a VAR agreement with Dynamic Healthcare Technologies, Inc. ("Dynamic") to relicense the Dynamic anatomic pathology product. The agreement grants the Company a non-exclusive license to modify, interface, market, sublicense, support and otherwise use the Dynamic software program known as CoPathPlus ("CoPath") which is a computer clinical information system used in surgical pathology, cytology and autopsy.

Blood Bank (Departmental Clinical Suite) In February 1999, the Company entered into a Marketing Reseller agreement with Mediware Information Systems, Inc. ("Mediware") to relicense the Hemocare blood bank management system. The agreement grants the Company a non-exclusive license to market the Mediware software program known as Hemocare, which is a computer clinical information system, used in hospital and IDN blood banks.

Integration Server (Clinical Data Management Suite) In March 1995, the Company entered into a VAR agreement with Century Analysis, Inc. ("CAI") which grants Sunquest a non-exclusive license to sublease and market CAI's Transaction Distribution Manager ("TDM") product. The agreement was subsequently assigned to New Era of Networks, Inc. ("NEON"), successor in interest to CAI. TDM greatly simplifies the task of performing inter-application data interchange and performs a number of functions including transaction store and forward with built-in fault recovery and management tools to control all data interchange processing.


PRODUCTS UNDER DEVELOPMENT

      The following products are under development utilizing the same client-server architecture as the Company's existing systems. The development of new products is an uncertain process. There can be no assurance that the following products will be successfully developed or, if developed that they will be accepted in the marketplace. See "Risk Factors" below.

FlexiMed-Outpatient (Departmental Clinical Suite) The FlexiMed system has two major systems components: an inpatient system and an outpatient system. The inpatient system is used in hospitals and is a proven product installed at two major hospital systems. The outpatient system deals with retail pharmacy functionality and is currently under development.
Its core functionality is derived from the Meditrust application licensed by Sunquest in November of 1997.

Outpatient functionality will provide the user with high volume prescription processing and will be automated with bar-code checking. The advanced multi-site capability will support on-line, third-party claims adjudication with billing algorithms and financial processing that will be configurable for site-specific variations.

Clinical Suite Integration (Departmental Clinical Suite)  The
Clinical Suite Integration will integrate the three primary
Sunquest suite products, FlexiLab, FlexiRad and FlexiMed.

Under development is a web based common viewing system. This system will allow users the ability to seamlessly view clinical data from one web-based viewer.

Lab Data Network ("LDN")(Clinical Data Management Suite) is an open architecture system comprised of numerous component solutions to address the laboratory alliance and consolidation trends in the health care industry. The LDN system will enable disparate lab systems within a health care network to send orders, specimens and results to each other and to a central lab data repository. "Core Labs" and "Centers of Excellence" models can be effectively automated with the LDN
system.   The outreach client base can also be provided with
results views from the lab data repository populated by disparate lab systems.

Departmental System Enterprise Viewer (Clinical Data Management Suite) will be an operating environment for information management. The Departmental System Enterprise Viewer product will support flexible results display, enable clinical decision-making, and will be the medium for orders communication. Data can be presented as spreadsheets, graphs, and/or text, as well as in icon-based summaries. Views can be presented for trending of results for one encounter or across encounters and will allow providers to "drill down" for more detailed results information. The system will be "web enabled" to provide a uniform "look and feel".


RECENT DEVELOPMENTS

      On March 29, 1999, the Company entered into a software asset purchase and sales agreement with New Era of Networks, Inc. ("NEON") whereby NEON purchased all right, title and interest in the software known as version 1.0 of the Enterprise Master Patient Index ("EMPI"). The EMPI product permits the linkage of patient information even if the information originated in disparate information systems throughout an enterprise.

    Simultaneously, the companies amended a previous agreement which will give Sunquest a non-exclusive right and license to embed NEON's Transaction Distribution Manager product ("TDM"). TDM is a product that greatly simplifies the task of performing inter-application data interchange. In addition, Sunquest received reseller rights to sublicense and market the EMPI product when used in conjunction with one or more other software products or services proprietary to Sunquest or its subsidiaries. Sunquest plans to resell EMPI and future enhanced versions developed by NEON when providing its clinical suite systems or its Lab Data Network product offering.

      Sunquest anticipates that related to these transactions it will record a pre-tax gain on the sale of assets of approximately $680,000 in the quarter ending March 31, 1999.


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

      Based on a current assessment, the Company believes that virtually all of the current releases of its products are Year 2000 compliant, and with respect to those that are not, the Company anticipates releasing Year 2000 compliant versions by the end of the first quarter of 1999. The Company plans to release a Year 2000 compliant version of its IntelliCare software in October of 1999 for the one customer using the IntelliCare system. The Company believes that the costs incurred to make its products Year 2000 compliant will be immaterial. The Company plans to have all clients converted to Year 2000 compliant versions of its products by October 1999. Pursuant to contract terms, clients are obligated to cooperate with the Company in the installation of system enhancements, including the current Year 2000 compliant versions. As of December 31, 1998, approximately 94% of the Company's clients were using or installing Year 2000 compliant versions of its products.

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

      The Company has determined that a portion of software programs developed by other vendors and utilized internally will require upgrades to new versions to properly utilize dates beyond December 31, 1999. After reviewing the plans of these vendors, the Company believes that the upgrades to such software programs will be completed by the fourth quarter of 1999. The cost of Year 2000 compliant software related to systems developed by other vendors and used internally is included in the related software maintenance agreements. The Company believes that consulting costs incurred in accomplishing the installation of Year 2000 compliant software will be immaterial.

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


CLIENT SERVICES

      At December 31, 1998, the Company's client services section employed approximately 482 professionals who provide implementation, application and system support, education and consulting services to the Company's clients. The client services section primarily employs medical technologists and other health care professionals in supporting and implementing clinical information systems. Computer professionals to support complex IDNs complement these personnel. Client services employees attend rigorous training including, where required, a formal nine to 12-month initial training program to comply with the Company's certification requirements.

      Sunquest utilizes a "train the trainer" philosophy to educate its clients. This training consists of a structured process of project management and education with flexible schedule options, with training held at both Company and client sites. Additional client education services are provided through computer-based training or formal ongoing educational courses and regional seminars.

     System conversion, instrument training and operations training are included in the Company's post-implementation program. Each client is assigned a support analyst who understands how the software has been tailored for the client and how best to provide ongoing support. Full application and systems support coverage is available from the Company's "help desk" 24 hours a day and seven days a week. Experts in each area provide instrument and application interfaces, devices, operating system and hardware support. The Company uses outside consultants and self-administered surveys to continually assess the quality of its services. In addition, Sunquest uses a call tracking system to provide on-line project status reports and on-line support, and facilitate shift-to-shift continuity.

      Sunquest also provides consulting services to assist clients in analyzing and implementing strategic organizational changes, such as planning an IDN expansion program, reengineering departmental processes, and establishing new
commercial laboratories.   Upon request, the Company also
provides custom programming services to customers on a fee-for-service basis.

      Balanced View Consulting is a division of Sunquest that performs consulting and other services, primarily to the Company's installed base. The services range from training in the improved use of Sunquest's products to total reengineering projects. Balanced View Consulting can also provide System Managers on a monthly or yearly basis, implementation assistance and specific project work on an hourly-fee basis.


MARKETING

      The primary markets for the Company's systems and services are the approximately 3,500 acute care hospitals in the United States and Canada that have more than 250 beds and the approximately 4,000 commercial and medical reference laboratories in the United States. The Company also markets its systems and services to the approximately 600 hospitals in the United Kingdom, Scandinavia and throughout Europe that have more than 200 beds. Sunquest's principal sources of referrals are its clients and consultants. Sunquest also seeks to enhance its market recognition through participation in industry seminars and trade shows, Company-sponsored seminars, the Sunquest User Group and Regional User Group meetings in the United States and the United Kingdom, the Antrim User Group meetings, direct mail campaigns, telemarketing and advertisements in trade journals.

      The Company's marketing department is composed of a team of specialists in product management, marketing operations, marketing communications and sales support. Its sales force is organized into three divisions: (i) North American which is divided into two areas, Western and Eastern, offering all of the Company's clinical products; (ii) European Sales, offering the Company's systems in the United Kingdom and Europe; and
(iii) Antrim Sales, offering commercial and medical reference laboratory systems. At December 31, 1998, the Company employed a sales and marketing force of approximately 104 individuals.


TECHNOLOGY

     Sunquest's clinical products operate on terminals, Intel-based PC systems, IBM RS6000 and a variety of Digital Equipment Corporation ("DEC") server systems. Users access the Company's applications using IBM compatible PCs and/or terminals. The FlexiLab and FlexiRad products are offered on both IBM and DEC platforms. The FlexiMed product is offered on the IBM RS6000 platform. Antrim's suite of products is offered on IBM RS6000 and DEC platforms.

      The Company utilizes the M computer language (also known as "MUMPS" or "Massachusetts General Hospital Utility Multi-Programming System") in the development of its laboratory and radiology clinical systems as well as Microsoft's Visual C++, Visual Basic and SQL-Server database for its newer modules. FlexiRad is a completely client-server system while the FlexiLab system uses both client-server and terminal based modules. FlexiMed, the Company's pharmacy product, is developed using Powerbuilder fourth generation language on an Oracle database. All of the products use or are migrating to Windows 95 for the client operating system. Antrim has developed all its information systems in the M language.

      Sunquest is migrating its laboratory and radiology clinical systems to new technology by developing the object-oriented presentation layer and client-base business logic layer so that M-based data structures, relational data structures and object database structures (all residing on the server) can be deployed incrementally, depending on the state of product evolution. Although the Company does not believe that such migration is currently necessary to satisfy its clients' needs, the Company expects to transition over time all of its systems and modules to object orientation.

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

      Sunquest's product development managers are responsible for product architecture, improvements to existing products, construction verification and inspection. The Company's product development engineers are assigned to one of three distinct functional groups: (i) the product engineering group, which is responsible for the ongoing evolution of the Company's existing products to meet the changing demands of the market; (ii) the service engineering group, which prioritizes corrections and improvements to deployed systems; and (iii) the technology group, which researches industry-standard components and develops new technologies for integration into the Company's current and future products.
As of December 31, 1998, approximately 198 product development engineers were assigned to improving and extending the Company's existing systems and approximately 26 engineers were assigned to the development of products in new product areas.

      In 1998, 1997 and 1996, the Company's research and development expenses before capitalization of software development costs totaled approximately $18.5 million, $16.9 million and $12.8 million, respectively. See "Risk Factors" below.


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

      The Company's principal competitors are divided into two categories: Hospital Information Systems ("HIS") vendors and stand-alone Clinical Information Systems ("CIS") vendors. The Company's HIS competitive vendors are: McKesson HBOC, Inc., Medical Information Technology, Inc., Shared Medical Systems Corp. and IDX Systems Corp. The primary CIS competitors are:
Cerner Corporation, Mediware Information Systems, Inc., ADAC Healthcare Information Systems, Inc., Soft Computer Consultants, Inc. and Triple G Corporation. In addition, the Company competes with a large number of other information system vendors. See "Risk Factors" below.


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

     The system acquisition agreements under which the Company licenses its software products to its clients generally prohibit the assignment or transfer of the software or use of the software by any person or entity other than the named client or its affiliates or successors. The agreements provide that the Company retains ownership of the software and proprietary information and of all rights therein. Except for information, which is in the public domain, the client is required to hold the software and proprietary information in confidence and use reasonable care to preserve and safeguard such information.

      The trade name Sunquest and other marks used by Sunquest in its business, such as FlexiLab, have been registered in the United States Patent and Trademark Office. The trade name Sunquest has also been registered by Sunquest in the United Kingdom and Germany. The trade name Antrim and other marks used by Antrim in its business, such as Answers, have also been registered with the United States Patent and Trademark Office. In addition, FlexiRad and FlexiMed, among other marks, are trademarks of Sunquest and Sunquest Pharmacy, respectively. Also, certain of the Company's products are the subject of patent protection or a pending patent application.


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


BACKLOG

      At December 31, 1998, the Company had a total contract backlog of $122.0 million, which consisted of $61.1 million of system sales and $60.9 million of support and services. At December 31, 1997, total contract backlog was $99.5 million, which consisted of $49.3 million of system sales and $50.2
million of support and services.   System sales backlog
consists of the unearned amounts of signed contracts which have not yet been recognized as revenues. Support and service backlog consists primarily of contracted software support for a period of 12 months. The Company is unable to predict accurately the amount of backlog it expects to fill in any particular period, since it adjusts the timing of installations to accommodate clients' needs and since installations typically require eight to 15 months to complete.

EMPLOYEES

      As of December 31, 1998, the Company had 899 employees. None of the Company's employees are represented by a labor union, nor has the Company experienced any work stoppages. The Company believes that it has good relations with its employees.


FORWARD-LOOKING STATEMENTS

       This report contains forward-looking statements, including statements which contain words such as "will,"
"expects," "believes," "plans," "anticipates" and words of similar impact. The following are certain factors that may cause the Company's actual results to vary materially from those which are the subject of any such forward-looking statements.

Other Factors Affecting Future Performance

      Dependence on Single Product. To date, the Company has derived the majority of its revenues from sales of laboratory information systems ("LISs") and related implementation support services in the United States. The Company expects that it will continue to derive a significant portion of its total revenues for the foreseeable future from sales of LISs and related implementation and support services. Accordingly, market factors adversely affecting sales of LISs could have a material adverse effect on the Company's business and results of operations. Such factors include, but are not limited to, consolidation among the Company's customers, changes in the criteria used by such customers in making purchase decisions, and competitive pricing pressures. The Company's target market for its LISs, consisting primarily of large and mid-sized hospitals, is characterized by continuing consolidation resulting in fewer purchasing decisions at a higher dollar value, a trend that may favor larger vendors with greater numbers of hospitals currently under contract. There can be no assurance that the Company will continue to be the vendor of choice as newly consolidated customers replace legacy systems. In addition, changes in the criteria used in making purchasing decisions such as a shift to purchasing single vendor, hospital-wide systems may have a material adverse effect on the Company's ability to attract new customers. Competitive pressures or other factors, including the Company's efforts to expand its LIS offerings to new markets, may result in significant price decreases that could have a material adverse effect on the Company's business and results of operations. There can be no assurance that the Company will be able to sustain or increase the level of revenues from sales of its LISs on an annual or quarterly basis.

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

     Regulation.  The United States Food and Drug
Administration (the "FDA") is authorized to regulate medical "devices" under the Federal Food, Drug and Cosmetic Act, as amended (the "Act"). The FDA has interpreted the term "device" to include software intended for use in the diagnosis, cure, mitigation, treatment, or prevention of disease. A software product that meets this definition is subject to the Act's regulatory requirements applicable to devices, unless the software product is exempted from one or more of those requirements. The FDA's interpretation is that hospital information systems, laboratory information management systems, expert medical decision software systems, and blood bank information management systems are medical devices. Software products intended only for general accounting, communications, or education are not subject to regulation as devices.

     Under an FDA policy for the regulation of computer products, dated November 13, 1989, health information management products that have not been classified by the FDA are deemed medical devices but are exempt from active regulation by the FDA if they involve competent human intervention before any impact on human health occurs (e.g., clinical judgment and experience can be used to check and interpret a system's data output). Active regulation would include established registration, device listing, premarket notification or approval, good manufacturing practices ("GMP"), and postmarket reporting. The FDA includes in the category of software products that are exempt from active regulation hospital information systems and pharmacy ordering systems. The Company believes that the laboratory information systems are likewise exempt. However, the FDA has suggested that laboratory information systems may be considered Class I devices under 21 C.F.R. 862.2100, which are exempted by that regulation from premarket notification under Section 510(k) of the Act but are not exempt from other device regulatory requirements, such as GMP and reporting.

     During a GMP inspection that was conducted by the FDA and completed in February 1998, the FDA representatives informed the Company that its LISs might be subject to regulation, although the agency made no formal determination to this effect. The Company believes its LISs are not subject to active regulation but instead are exempt under the principles announced in the FDA's 1989 draft policy in the same manner as its HISs and pharmacy information management systems. If the FDA should issue a formal determination, to the industry generally or the Company specifically, that the Company's LISs are subject to active device regulation, the Company will be required to comply with the applicable device regulatory requirements.

     In March 1994, the FDA notified blood bank software manufacturers that blood bank software products would be subject to active device regulation, including premarket notification or approval. Manufacturers were notified to submit a premarket notification by March 31, 1995, although this deadline was later extended to March 31, 1996.
Accordingly, the Company submitted a 510(k) notification to the FDA on March 27, 1996 with respect to its Blood Bank software. Following periodic discussions between the FDA and the

Company, on December 28, 1998, the FDA notified the
Company that the 510(k) notification was incomplete, the Blood Bank product was deemed not substantially equivalent to a predicate device, and a premarket approval application ("PMA") would be required unless additional information was submitted in a new, revised 510(k) notification for the Blood Bank product. The Company submitted a new 510(k) notification on January 29, 1999, which is pending FDA review. The Company's ability to sell, promote, and install its Blood Bank product is contingent upon FDA clearance of the 510(k) notification. There can be no assurance as to when, if at all, such FDA clearance will be obtained. Compliance with the premarket notification and other device regulatory requirements could be costly and could delay or preclude the introduction of certain new products.

     Based on the FDA's December 1998 letter and pending completion of current discussions with the FDA, sales, promotion, and new installations of the Company's Blood Bank product were suspended, although the Company has continued to support and service its existing Blood Bank product customers. On March 23, 1999, the FDA notified the Company that it could resume installation of the Blood Bank product for customers with currently signed contracts and customers with installations in progress. The Company is unable to determine at this time the effect, if any, that the marketing restrictions on the Blood Bank product may have on its business. To provide an alternative to the Blood Bank product, the Company has entered into a reseller agreement to offer the Hemocare blood bank information system product, which is manufactured by Mediware Information Systems, Inc. A 510(k) notification for Hemocare has been cleared by the FDA.

     In August and October 1998, the Company effected two corrections in its Blood Bank software which were reported to the FDA under regulations requiring notice of corrections and removals of medical devices (21 C.F.R. Part 806). The FDA classified these corrections as Class II voluntary recalls (21 C.F.R. Part 7). Implementation of the corrections at customer sites is still ongoing.

     Antrim has discontinued marketing and support for its Answers Blood Bank product, and has withdrawn its 1996 FDA
510(k) notification.

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

      Control by Current Shareholders; Payments upon Change in
Control.  As of the date of this Report, Dr. Sidney A.
Goldblatt;  Bradley L. Goldblatt, Dr. Goldblatt and Nina M.
Dmetruk, the Executive Vice  President, Chief Financial
Officer, Secretary and Treasurer of the Company, as trustees for the benefit of Bradley L. Goldblatt; Bradley L. Goldblatt, Dr.

Goldblatt and Ms. Dmetruk, as trustees for the benefit of Curtis S. Goldblatt; and Jodi Beth Gottlieb, Dr. Goldblatt and Ms. Dmetruk, as trustees for the benefit of Jodi Beth Gottlieb (such trusts being collectively referred to herein as the "Trusts") own approximately 77.3% of the outstanding Common Stock. As a result, these shareholders, if acting in concert, will be able to elect or remove the entire Board of Directors and control the outcomes of all other issues submitted to the Company's shareholders for approval. This concentration of ownership may enable Dr. Goldblatt and the Trusts to cause or prevent change in control of the Company without the approval of other shareholders. There can be no assurance that this concentration of ownership will not have a material adverse effect on the market price of the Common Stock. In the event that Dr. Goldblatt, his three children and trusts created in their benefit (including the Trusts) cease to own, directly or indirectly, fifty percent or more of the outstanding stock of the Company, Ms. Dmetruk will be entitled to elect, during the ninety days following such event, to terminate her employment with the Company and receive $1.2 million in severance pay.

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

       Risks Associated with Identifying and Integrating Acquisitions; Other Strategic Alternatives. The Company may grow through the acquisition of complementary products, technologies or businesses in the HCIS industry. The Company's management has limited experience in identifying appropriate acquisitions and in integrating products, technologies and businesses into its operations. The evaluation, negotiation and integration of any such acquisition may divert the time, attention and resources of the Company, particularly its management. There can be no assurance that the Company will be able to integrate successfully any acquired products, technologies or businesses into its operations. In addition, there is significant competition for acquisition opportunities in the HCIS industry. Consolidation in the industry may intensify such competition and thereby increase the costs of such acquisition opportunities. The failure to identify and compete successfully for strategic acquisition opportunities or to integrate successfully any acquired products, technologies or businesses could have a material adverse effect on the Company. In addition to acquisitions, the Company may from time to time consider other strategic alternatives including, without limitation, mergers, consolidations, joint ventures and recapitalizations. The evaluation and implementation of any such alternative may divert the time, attention and resources of the Company. There can be no assurance that any such strategic alternative would be implemented successfully.

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


EXECUTIVE OFFICERS OF THE REGISTRANT

      Information concerning the executive officers of the Company, as of March 26, 1999, is set forth below.

     Name             Age              Position
     ----             ---              --------
Sidney A. Goldblatt    64     President, Chief Executive
                              Officer and  Chairman of
                              the Board
Mark J. Emkjer         43     Chief Operating Officer
Nina M. Dmetruk        46     Executive Vice President-
                              Chief Financial Officer,
                              Secretary, Treasurer and
                              Director
James F. Garliepp      47     Executive Vice President-
                              Chief Technology Officer
Ivan G. Boyd           44     Senior Vice President-
                              Sales and Marketing
Joanna S. Broder       55     Senior Vice President-
                              Client Services

      Sidney A. Goldblatt, M.D., a co-founder of the Company, has been President of the Company since 1986, Chief Executive Officer since December 1994, and a director of the Company since its formation in 1979 and Chairman of the Board since 1987. Dr. Goldblatt also served as Chief Operating Officer of the Company from December 1992 to August 1994. Dr. Goldblatt has served as President and sole shareholder of S. Goldblatt Pathology Associates, P.C. since 1971.

      Mark J. Emkjer has been Chief Operating Officer since January 1999. From April 1996 to December 1998, Mr. Emkjer was employed by Pace, a company that develops clinical decision support software for IDNs, where he served as President and Chief Executive Officer. From January 1991 to March 1996, Mr. Emkjer was employed by Hospital Cost Consultants, a provider of clinical and financial software solutions to the health care industry, where he served as President and Chief Executive Officer.

      Nina M. Dmetruk has served as Executive Vice President-Chief Financial Officer of the Company since September 1991 and a director of the Company since December 1991. She has served as Secretary of the Company since August 1996 and Treasurer of the Company since April 1998. Effective May 26, 1996, Ms. Dmetruk entered into an employment agreement with the Company under which she agreed to serve as the Executive Vice President-Chief Financial Officer of the Company on a full-time basis. During her earlier service as Executive Vice President-Chief Financial Officer, Ms. Dmetruk was not an employee of the Company and devoted approximately 60% to 80% of her time to the Company's business. Ms. Dmetruk is a CPA and a CFP and until May 1996 was the sole owner of a public accounting firm for more than five years.

     James F. Garliepp has been Executive Vice President-Chief
Technology Officer since September 1991. Mr. Garliepp previously served as Senior Vice President-Technology from 1989 to September 1991 and served in various other positions from 1982 to 1989.

      Ivan G. Boyd has been Senior Vice President-Sales and Marketing since November 1997. From October 1995 to September 1997, Mr. Boyd was employed by ADAC HealthCare Information Systems, Inc., a division of ADAC Labs, a health care information systems company, where he served as Executive Vice President of Sales and Marketing. From September 1994 to July 1995, Mr. Boyd was employed by First Data Corporation, a health care information systems company, where he served as Senior Vice President of Sales. From June 1980 to September 1994, Mr. Boyd was employed by Digital Equipment Corporation, a computer manufacturing company, where he served as Worldwide Healthcare Director from April 1993 to September 1994 and U.S. Channels Marketing Director from July 1991 to April 1993.

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


ITEM 2. PROPERTIES.

      The Company's principal executive and administrative offices and its sales and marketing, customer services and product development facilities are located in two buildings containing 102,000 square feet of office space and 85,000 square feet of office space, respectively, in Tucson, Arizona. The Company leases the buildings from Any Travel, Inc., a travel agency located in Tucson, Arizona, which is owned by the Trusts. The lease for the 102,000 square foot building, which includes an adjacent two-level parking facility, currently requires monthly rental payments of $98,437 and expires in September 2001. The Company occupies approximately 59,000 square feet of office space in the other building and subleases the remaining space to a number of subtenants. The lease for the second building currently requires monthly rental payments of $73,718 and expires in May 2004. Sunquest receives monthly rental payments under the subleases totaling approximately $18,618. In addition, the Company owns a facility containing approximately 43,620 square feet, in Tucson, Arizona, which was purchased in February 1997 for cash in the amount of $1.8 million. The building is being leased to third parties but will eventually be used for office expansion. Currently, Sunquest receives monthly rental payments of approximately $27,525 from this facility. The Company also owns a two-story building, containing approximately 18,000 square feet, in Johnstown, Pennsylvania, which it may use as an office facility.

      Antrim leases office space in Plano, Texas, containing approximately 47,420 square feet. The lease currently requires monthly rental payments of $61,206 and expires in May

2001. Antrim receives monthly rental payments under a sublease totaling approximately $6,000.

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


ITEM 3. LEGAL PROCEEDINGS.

     On July 30, 1998, the Company instituted a civil action in the United States District Court for the Western District of Pennsylvania against Dean Witter Reynolds, Inc. and The
Compucare Company for material misrepresentations and omissions in connection with the Company's purchase of all of the outstanding capital stock of Antrim Corporation from The
Compucare Company on November 26, 1996. The Complaint seeks damages substantially in excess of $75,000.

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


ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of shareholders during the quarter ended December 31, 1998.

                            Part II

ITEM  5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


      The Company's Common Stock is traded on the over-the-counter market and is quoted on the Nasdaq National Market System under the symbol "SUNQ." The following table sets forth, for the periods indicated, the high and low sales prices of the Common Stock as reported by the Nasdaq National Market System.

                             Price Range
         Period            High       Low
-------------------------------------------
1998
  First quarter          $12.375   $ 7.875
  Second quarter         $11.000   $ 6.750
  Third quarter          $12.375   $ 7.250
  Fourth quarter         $15.000   $ 6.875

                             Price Range
         Period            High       Low
-------------------------------------------
1997
  First quarter          $17.625   $ 9.750
  Second quarter         $15.750   $ 8.125
  Third quarter          $17.175   $10.500
  Fourth quarter         $15.000   $ 6.500

     Except for S corporation distributions, no dividends have been declared or paid on the Company's Common Stock. The Company anticipates that it will retain future earnings, if any, to fund the development and growth of its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The Company's line of credit prohibits the payment of capital distributions or dividends. At March 19, 1999, there were 36 holders of record of the Common Stock, and the Company believes that on that date there were in excess of 900 beneficial owners of the Common Stock.


ITEM 6. SELECTED FINANCIAL DATA.

      The information required by this item is included in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1998 (the "Annual Report") and such information is incorporated herein by reference.


ITEM 7. MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The information required by this item is included in the Annual Report and such information is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

       The Company is exposed to market risk from changes in interest rates. The Company's primary interest rate risk relates to its short-term investments in Tax-exempt Municipals and Short-term Demand Notes all of which are classified as available-for-sale. At December 31, 1998, the Company had total short-term investments of $27.3 million. Assuming a 10% increase in interest rates on the Company's short-term investments (i.e., an increase from the December 31, 1998 weighted-average interest rate of 4.09% to a weighted-average interest rate of 4.50%), the fair value of these investments would decrease by approximately $761,000.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The financial statements, together with the report thereon of Ernst & Young LLP dated February 5, 1999, and supplementary data required by this item are included in the Annual Report and such financial statements and supplementary data are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None


                           Part III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The information set forth under the caption "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K and the information set forth under the caption "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference.


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


                            Part IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)   The following documents are filed as a part of this Report:

     (1)   Financial Statements (Incorporated by reference in Item 8)

        Report of Independent Auditors dated February 5, 1999

        Consolidated Balance Sheets as of December 31, 1998 and 1997

        Consolidated Statements of Income and Comprehensive
        Income for the years ended December 31, 1998, 1997 and
        1996

        Consolidated Statements of Shareholders' Equity for the years ended December 31, 1998, 1997 and 1996

        Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996

        Notes to Consolidated Financial Statements

        [All financial statement schedules are omitted as inapplicable or because the required information is included in the Consolidated Financial Statements or the Notes to Consolidated Financial Statements.]

     (2)  Exhibits

     3A    Amended and Restated Articles of Incorporation of the registrant. (1)

     3B    Amended and Restated Bylaws of the registrant. (1)

     10A Profit Sharing Plan, as amended December 28, 1994, together with Profit Sharing Trust Agreement. (1) (2)

     10A.1 Profit Sharing Plan, as amended December  31,1997. (2) (4)

     10B Lease Agreement dated as of September 17, 1991 between the registrant, as lessee, and Any Travel, Inc., as lessor, with respect to the premises located at 4801 East Broadway Boulevard, Tucson, Arizona. (1)

     10E Triple Net Lease Agreement dated as of May 2, 1994 between the registrant, as lessee, and Any Travel, Inc., as lessor, with respect to the premises located at 1121-1161 North El Dorado Place in Tucson, Arizona. (1)

     10I.3 Stock Incentive Plan of 1996, as amended March 12, 1998. (2) (4)

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

     10P   Employment Agreement effective May 26, 1996 between
           Nina M. Dmetruk and the registrant. (1) (2)

     10Q Lease dated June 1, 1996 between Antrim Corporation, as lessee, and Massachusetts Mutual Life Insurance
           Company, as lessor, with respect to office space in Plano, Texas. (5)

     10S Form of Underwriting Agreement dated May 30, 1996, filed as Exhibit 1A to Registration Statement No. 333-
           2790 and incorporated herein by reference.

     10T Business Loan Agreement dated as of December 30, 1997, among the registrant, Sunquest Europa Limited, Antrim Corporation, Sunquest Pharmacy Information
           Systems, Inc., Sunquest Germany GmbH and Bank of America National Trust and Savings Association. (4)

     10U Stock Purchase Agreement with The Compucare Company, dated as of November 26, 1996, filed as Exhibit 2A to Form 8-K dated December 11, 1996 and incorporated herein by reference.

     10.1  Employment Agreement effective December 14, 1998
           between Mark J. Emkjer and the registrant. (2) (3)

     13.1  Financial Information Section of Annual Report to
           Shareholders for 1998. (3)

     21.1  Subsidiaries of the registrant. (3)

     23.1  Consent of Independent Auditors, dated March 26, 1999. (3)

     27.1  Financial Data Schedule for the year ended December 31, 1998. (3)

     ___________________
     (1) Filed, under the same number, as an exhibit to Registration Statement No. 333-2790 and incorporated herein by reference.

     (2)  Management contract or compensatory plan or arrangement.

     (3)  Filed herewith.

     (4) Filed, under the same number, as an exhibit to the Form 10-K for the year ended December 31, 1997.

     (5) Filed, under the same number, as an exhibit to the Form 10-K for the year ended December 31, 1996.


(b)  Reports on Form 8-K

        No reports on Form 8-K were filed by the registrant during the quarter ended December 31, 1998.

                          SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Johnstown, Commonwealth of Pennsylvania, on March 29, 1999.

                    SUNQUEST INFORMATION SYSTEMS, INC.
                              (Registrant)

                    By:  /s/ Sidney A. Goldblatt
                         _____________________________________
                         President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

     Signature                        Title                           Date
     ---------                        -----                           ----

/s/  Sidney A. Goldblatt     President and Chief Executive       March 29, 1999
________________________     Officer (Principal Executive
 Sidney A. Goldblatt         Officer) and Director

/s/  Nina M. Dmetruk         Executive Vice President and        March 29, 1999
____________________         Chief Financial Officer
 Nina M. Dmetruk             (Principal Financial and
                             Accounting Officer) and Director

/s/  Richard W. Barker       Director                            March 29, 1999
______________________
 Richard W. Barker

/s/  Larry R. Ferguson       Director                            March 29, 1999
______________________
 Larry R. Ferguson

/s/  Peter P. Gombrich       Director                            March 29, 1999
______________________
 Peter P. Gombrich

/s/  Curtis S. Goldblatt     Director                            March 29, 1999
________________________
 Curtis S. Goldblatt

/s/  Stanley J. Lehman       Director                            March 29, 1999
______________________
 Stanley J. Lehman

              Sunquest Information Systems, Inc.

       Form 10-K For Fiscal Year Ended December 31, 1998
                  Commission File No. 0-28212
                  ---------------------------

                         Exhibit Index
                         -------------

Exhibit No.    Description
-----------    -----------

3A Amended and Restated Articles of Incorporation of the registrant. *

3B             Amended and Restated Bylaws of the registrant. *

10A Profit Sharing Plan, as amended December 28, 1994, together with Profit Sharing Trust Agreement. *

10A.1          Profit Sharing Plan, as amended December 31,1997. *

10B Lease Agreement dated as of September 17, 1991 between the registrant, as lessee, and Any Travel, Inc., as lessor, with respect to the premises located at 4801 East Broadway Boulevard, Tucson, Arizona. *

10E Triple Net Lease Agreement dated as of May 2, 1994 between the registrant, as lessee, and Any Travel, Inc., as lessor, with respect to the premises located at 1121-1161 North El Dorado Place in Tucson, Arizona. *

10I.3          Stock Incentive Plan of 1996, as amended March 12, 1998. *

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

10S            Form of Underwriting Agreement dated May 30, 1996. *

10T            Business Loan Agreement dated as of December 30,
               1997, among the registrant, Sunquest Europa
               Limited, Antrim Corporation, Sunquest Pharmacy
               Information Systems, Inc., Sunquest Germany GmbH and Bank of America National Trust and Savings Association. *

10U Stock Purchase Agreement with The Compucare Company, dated as of November 26, 1996. *

10.1 Employment Agreement effective December 14, 1998 between Mark J. Emkjer and the registrant.

13.1           Financial Information Section of Annual Report to
               Shareholders for 1998.

21.1           Subsidiaries of the registrant.

23.1           Consent of Independent Auditors, dated March 26, 1999.

27.1           Financial Data Schedule for the year ended December 31, 1998.

___________________
* Incorporated by reference.