Form 10-Q
period 1999-03-31
SUNQUEST INFORMATION SYSTEMS INC
filed 1999-05-13
CIK 1011340

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
MARCH 31, 1999

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


On May 10, 1999, there were 15,403,213 shares of Common Stock outstanding.

               Sunquest Information Systems, Inc.
                            Form 10-Q
          For the Quarterly Period Ended March 31, 1999

                        Table of Contents

                                                           Page
                                                           ----
Part I. Financial Information

 Item 1. Financial Statements

         (a.) Condensed consolidated balance sheets as       3
         of March 31, 1999 (unaudited) and December 31,
         1998

         (b.) Unaudited condensed consolidated               4
         statements of income and comprehensive income for each of the three month periods ended
         March 31, 1999 and March 31, 1998

         (c.) Unaudited condensed consolidated               5
         statements of cash flows for each of the three month periods ended March 31, 1999 and March
         31, 1998

         (d.) Notes to unaudited condensed consolidated      6
         financial statements

 Item 2. Management's Discussion and Analysis of             8
         Financial Condition and Results of Operations

 Item 3. Quantitative and Qualitative Disclosures About     13
         Market Risk

Part II. Other Information

 Item 1. Legal Proceedings                                  14

 Item 2. Changes in Securities and Use of Proceeds          14

 Item 3. Defaults Upon Senior Securities                    14

 Item 4. Submission of Matters to a Vote of Security        14
         Holders

 Item 5. Other Information                                  14

 Item 6. Exhibits and Reports on Form 8-K                   14

         (a.)  Exhibits                                     14

         (b.)  Reports on Form 8-K                          14

Signatures                                                  15

Part I. Financial Information
Item 1. Financial Statements

               Sunquest Information Systems, Inc.
              Condensed Consolidated Balance Sheets
                         (In thousands)

                                               March 31,   December 31,
                                                 1999          1998
                                               ---------   ------------
                                              (unaudited)
       ASSETS

       Cash and cash equivalents                $ 11,419      $  7,057
       Short-term investments                     29,083        27,283
       Trade receivables, net                     39,443        40,302
       Other current assets                        2,112         2,107
       Deferred tax assets                         1,473         1,473
                                                --------      --------
         Total current assets                     83,530        78,222

       Property and equipment, net                 9,672        10,246
       Capital leases from related party, net      3,106         3,304
       Software development costs, net            11,103        11,146
       Other assets, net                           1,257         1,326
                                                --------      --------
         Total assets                           $108,668      $104,244
                                                ========      ========

       LIABILITIES AND SHAREHOLDERS' EQUITY

       Accounts payable                           $3,363        $3,721
       Accrued compensation and related taxes      5,743         4,599
       Accrued expenses                            6,889         6,141
       Obligations under capital leases,
         primarily from related party                943           917
       Deferred revenue                           14,620        13,266
       Deferred income taxes                         114           115
       Other liabilities                               -         1,000
                                                --------      --------
         Total current liabilities                31,672        29,759

       Obligations under capital leases
         from related party                        3,915         4,163
       Deferred income taxes                       2,128         2,128

       Shareholders' equity
         Common stock                             50,641        50,616
         Retained earnings                        20,582        17,692
         Accumulated other comprehensive loss       (270)         (114)
                                                --------      --------
           Total shareholders' equity             70,953        68,194
                                                --------      --------
           Total liabilities and
             shareholders' equity               $108,668      $104,244
                                                ========      ========

See accompanying notes.

               Sunquest Information Systems, Inc.
  Condensed Consolidated Statements of Income and Comprehensive Income
            (In thousands, except per share amounts)
                           (Unaudited)

                                            Three Months Ended
                                                 March 31,
                                            ------------------
                                              1999      1998
                                            --------  --------
       Revenues:
         System sales                        $14,542   $15,706
         Support and service                  18,178    12,908
                                             -------   -------
       Total revenues                         32,720    28,614
                                             -------   -------
       Operating expenses:
         Cost of system sales                  6,463     7,892
         Client services                       9,428     7,863
         Research and development              4,099     3,883
         Sales and marketing                   4,390     3,797
         General and administrative            4,310     3,501
         Gain on sale of assets                 (681)        -
                                             -------   -------
       Total operating expenses               28,009    26,936
                                             -------   -------
       Operating income                        4,711     1,678
       Other income (expense):
         Interest income                         321       275
         Interest expense                       (318)     (296)
         Other                                  (109)      (50)
                                             -------   -------
       Income before income taxes              4,605     1,607
       Income tax provision                    1,715       680
                                             -------   -------
       Net income                            $ 2,890   $   927

       Other comprehensive (loss) income,
         net of tax:
         Foreign currency translation
           adjustment                           (153)       38
         Unrealized gain on securities
           available-for-sale                     (3)        -
                                             -------   -------
       Comprehensive income                  $ 2,734   $   965
                                             =======   =======

       Net income per share:
         Basic and diluted                      $.19      $.06
                                             =======   =======

       Weighted-average shares outstanding:
         Basic                                15,394    15,376
                                             =======   =======
         Diluted                              15,512    15,394
                                             =======   =======


See accompanying notes.

               Sunquest Information Systems, Inc.
         Condensed Consolidated Statements of Cash Flows
                         (In thousands)
                           (Unaudited)

                                                   Three Months Ended
                                                        March 31,
                                                   ------------------
                                                     1999      1998
                                                   --------  --------
Cash flows from operating activities:
  Net income                                        $ 2,890   $   927
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
    Depreciation and amortization                     2,005     1,962
    Bad debt expense                                    257        86
    Deferred revenue                                  1,354      (298)
    Deferred income taxes                                (1)      157
    Gain on sale of assets                             (681)        -

  Changes in operating assets and
    liabilities, net of acquisition:
    Receivables                                         602     2,357
    Inventory                                           (69)      310
    Prepaid expenses and other                            4      (115)
    Other assets                                         63       (49)
    Accounts payable                                   (358)   (1,079)
    Accrued compensation and related taxes            1,144       831
    Other accrued expenses                            1,845       282
                                                    -------   -------
      Net cash provided by operating activities       9,055     5,371
                                                    -------   -------

Cash flows from investing activities:
  Purchase of property and equipment                   (283)     (655)
  Costs related to acquisitions                      (1,097)     (624)
  Capitalized software development costs             (1,910)   (1,739)
  Purchase of investments                           (11,354)        -
  Proceeds from sale or maturity of investments       9,551         -
  Proceeds from sale of assets                          750         -
                                                    -------   -------
      Net cash used in investing activities          (4,343)   (3,018)
                                                    -------   -------
Cash flows from financing activities:
  Principal payments on capitalized leases,
    primarily from related party                       (222)     (187)
  Net proceeds from employee stock purchase plan         25        40
                                                    -------   -------
      Net cash used in financing activities            (197)     (147)
                                                    -------   -------
Foreign currency translation adjustment                (153)       38
                                                    -------   -------
      Net increase in cash and cash equivalents       4,362     2,244
Cash and cash equivalents at beginning of period      7,057    23,692
                                                    -------   -------
Cash and cash equivalents at end of period          $11,419   $25,936
                                                    =======   =======


See accompanying notes.

Notes to Unaudited Condensed Consolidated Financial Statements


Note 1 - Interim Statement Presentation

The unaudited condensed consolidated financial statements of Sunquest Information Systems, Inc. (the "Company") have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission") and in accordance with generally accepted accounting principles for the preparation of interim financial statements. Accordingly, certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed.
These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto incorporated by reference into the Company's 1998 Annual Report on Form 10-K filed with the Commission. The 1998 balance sheet amounts were derived from audited statements.

In the opinion of management, all necessary adjustments have been made to provide a fair presentation to the unaudited financial information. The operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for any other interim period or for the full year ending December 31, 1999.


Note 2 - Employee Stock Purchase Plan

In the three months ended March 31, 1999, the Company issued
2,087 shares of its Common Stock for approximately $25,000 pursuant to the Employee Stock Purchase Plan.


Note 3 - Taxes

The effective income tax rates are based upon the relationship of annual forecasted income and income taxes. To the extent that these rates differ from the federal statutory rates, the cause is primarily related to tax exempt investment earnings and state income taxes.

Note 4 - Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:


                                                Three Months Ended
                                                     March 31,
                                               ----------------------
                                                  1999        1998
                                               ----------   ---------
     Numerator for basic and diluted net
       income per share:
       Net income                              $2,890,000    $927,000
                                               ==========  ==========
     Denominator:
       Denominator for basic net income per
         share -- weighted-average shares 15,394,483 15,376,012 Effect of diluted securities:
         Stock options                            117,209      18,264
                                               ----------  ----------
       Denominator for diluted net income
         per share -- adjusted weighted-
         average shares                        15,511,692  15,394,276
                                               ==========  ==========

     Basic net income per share                      $.19        $.06
                                                     ====        ====
     Diluted net income per share                    $.19        $.06
                                                     ====        ====



Note 5 - Investments

The Company accounts for its investments in Tax Exempt Municipals and Short-term Demand Notes based on Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," ("SFAS No. 115"). SFAS No. 115 provides the accounting and reporting requirements for investments in securities that have readily determinable fair values and for all investments in debt securities. At March 31, 1999, all of the Company's investments in debt securities have been classified as available-for-sale securities. Available-for-sale securities are carried at fair value with net unrealized gains and losses on such securities, net of tax, reported as a component of shareholders' equity. At March 31, 1999, unrealized gains on investments available-for-sale were approximately $2,300, net of tax, and reflected in shareholders' equity and other comprehensive income.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations


Forward-Looking Statements
--------------------------

     This report, and other reports and communications to shareholders, contains forward-looking statements, including statements which contain words such as "will," "expects," "believes," "plans," "anticipates" and words of similar impact. Certain risk factors, including but not limited to dependence on laboratory information system products, competition in the marketplace, Year 2000 readiness of the Company's products and of other vendors' products utilized by the Company, purchase and installation decisions of customers, pricing decisions of competitors, changes in regulatory requirements, and product status and development risks and uncertainties could cause actual results to differ materially from such forward-looking statements. These and other risks are detailed in the Company's 1998 Annual Report on Form 10-K filed with Securities and Exchange Commission.


General
-------

     Sunquest Information Systems, Inc. (the "Company") designs, develops, markets, installs and supports health care information systems for large and mid-sized hospitals, clinics and other facilities, including integrated delivery networks. Revenues are derived from the licensing of software, the provision of value-added services and the sale of related hardware.

     During the quarter ended March 31, 1999, the Company sold its Enterprise Master Person Index ("EMPI") product to New Era of Networks, Inc. ("NEON") for net proceeds of approximately $750,000. The pre-tax gain resulting from the sale was approximately $681,000. The after-tax gain was approximately $429,000, or $.03 per basic and diluted share. The sale of the EMPI product is consistent with the Company's strategy and focus on its clinical suite of products.

                                              Three Months Ended
                                                   March 31,
                                              ------------------
                                                1999      1998
                                              --------  --------
          Diluted net income per share
            excluding gain on sale of assets     $0.16     $0.06
          Gain on sale of assets                  0.03         -
                                                 -----     -----
                                                 $0.19     $0.06
                                                 =====     =====

     The results of operations for the three months ended March
31, 1999 are not necessarily indicative of the results that may be expected for any other interim period or for the full year ending December 31, 1999.

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

     Based on a current assessment, the Company believes that all of the current releases of its products are Year 2000 compliant. The Company plans to release a Year 2000 compliant version of its IntelliCare software in October of 1999 for the one customer using the IntelliCare system. The Company plans to have all clients converted to Year 2000 compliant versions of its products by October 1999. Pursuant to contract terms, clients are obligated to cooperate with the Company in the installation of system enhancements, including the current Year 2000 compliant versions. As of March 31,1999, approximately 96% of the Company's clients were using or installing Year 2000 compliant versions of its products.

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

     Efforts by clients to address their Year 2000 issues may absorb a significant portion of their information technology budgets in the near term and may cause them to either delay or accelerate the purchase and implementation of new applications and systems. While these purchasing decisions may increase demand for certain of the Company's products and services, including its Year 2000 offerings, it could also decrease demand for other offerings. However, based upon the existing customer backlog at March 31, 1999, this risk has not manifested itself in a reduction in the demand for the Company's products. The outcome of these purchasing decisions could affect the Company's revenues or change its revenue patterns.


Results of Operations
---------------------

Comparison of Three Months Ended March 31, 1999 and March 31, 1998

     Revenues. The Company's total revenues were $32.7 million for the three months ended March 31, 1999 compared to $28.6 million for the three months ended March 31, 1998, an increase of $4.1 million, or 14.3%. Revenues from system sales were $14.5 million for the three months ended March 31, 1999 compared to $15.7 million for the three months ended March 31, 1998, a decrease of $1.2 million, or 7.4%. This decrease was primarily attributable to decreases in hardware and operating system deliveries partially offset by an increase in installations of software. Revenues from support and service were $18.2 million for the three months ended March 31, 1999 compared to $12.9 million for the three months ended March 31, 1998, an increase of $5.3 million, or 40.8%. This increase was primarily attributable to increased installation and fee-for-service activities and growth in support services to the Company's installed customer base.

     At March 31, 1999, the Company had a total contract backlog of $125.4 million, which consisted of $62.4 million of system sales and services, and $63.0 million of support. The Company's total contract backlog at December 31, 1998, was $122.0 million, which consisted of $61.1 million of system sales and services, and $60.9 million of support. At March 31, 1998, total contract backlog was $96.7 million, which consisted of $43.2 million of system sales and services, and $53.5 million of support.

     Cost of System Sales. Cost of system sales was $6.5 million for the three months ended March 31, 1999 compared to $7.9 million for the three months ended March 31, 1998, a decrease of $1.4 million, or 18.1%. As a percentage of total revenues, cost of system sales was 19.8% in 1999 compared to 27.6% in 1998. The dollar decrease was primarily attributable to decreases in hardware and operating system deliveries. Amortization of previously capitalized software development costs was $884,000 for the three months ended March 31, 1999 compared to $827,000 for the three months ended March 31, 1998, an increase of $57,000, or 6.9%. The increase in amortization was primarily attributable to increased amortization of the Company's reference laboratory product, partially offset by the sale of the Managed Care Manager ("MCM") software product line during the second quarter of 1998.

     Client Services. Client services expenses were $9.4 million for the three months ended March 31, 1999 compared to $7.9 million for the three months ended March 31, 1998, an increase of $1.6 million, or 19.9%. As a percentage of total revenues, client services expenses were 28.8% in 1999 compared to 27.5% in 1998. The dollar increase was primarily attributable to additional staff and outside consultants dedicated to support and installation of the Company's systems and to providing consulting services to customers.

     Research and Development. Research and development expenses were $4.1 million for the three months ended March 31, 1999 compared to $3.9 million for the three months ended March 31, 1998, an increase of $216,000, or 5.6%. As a percentage of total revenues, research and development expenses were 12.5% in 1999 compared to 13.6% in 1998. The dollar increase in research and development expenses was primarily attributable to legal and professional fees associated with the submission to the United States Food and Drug Administration of a 510(k) notification related to the Company's Blood Bank product and to increased staff dedicated to the development, enhancement and documentation of the Company's Clinical Event Manager, laboratory and reference laboratory systems partially offset by decreased expenses related to the MCM product line and the IntelliCare suite of products. The Company capitalized $910,000 of its software development costs for the three months ended March 31, 1999 compared to $739,000 for the three months ended March 31, 1998. The increase in capitalized software development costs was primarily attributable to increased capitalization for the Company's clinical laboratory product partially offset by decreased capitalization for reference laboratory and pharmacy products.

     Sales and Marketing. Sales and marketing expenses were $4.4 million for the three months ended March 31, 1999 compared to $3.8 million for the three months ended March 31, 1998, an increase of $593,000, or 15.6%. As a percentage of total revenues, sales and marketing expenses were 13.4% in 1999 compared to 13.3% in 1998. The dollar increase was primarily attributable to increased advertising and marketing expense, commissions resulting from sales bookings growth of nearly 100% during the first quarter of 1999 as compared to the corresponding period in 1998 and additional sales staff for the reference laboratory products and the European market.

     General and Administrative. General and administrative expenses were $4.3 million for the three months ended March 31, 1999 compared to $3.5 million for the three months ended March 31, 1998, an increase of $809,000, or 23.1%. As a percentage of total revenues, general and administrative expenses were 13.2% in 1999 compared to 12.2% in 1998. The dollar increase was primarily attributable to increased variable compensation relating to employee incentives, additional employees, legal fees and contributions to the Company's Profit Sharing Plan.

     Transition Costs. For the three months ended March 31, 1999, the Company paid previously accrued transition costs established at the time of the acquisition of Antrim of $1.1 million as compared to $481,000 paid during the corresponding period in 1998. These costs were associated with replacing certain Antrim software products with Sunquest products. In addition, during the three months ended March 31, 1998, the Company paid transition costs related to the purchase of the PreciseCare Medication Management System ("PreciseCare") of $117,000. These costs were primarily associated with employee costs and professional services related to the purchase.

Liquidity and Capital Resources
-------------------------------

     At March 31, 1999, the Company had cash and short-term investments of $40.5 million, which consisted of cash of $11.4 million and short-term investments of $29.1 million. This compares to cash and short-term investments of $34.3 million at December 31, 1998 and cash and cash equivalents of $25.9 million at March 31, 1998, increases of $6.2 million and $14.6 million, respectively. Cash provided by operating activities was $9.1 million for the three months ended March 31, 1999 compared to $5.4 million for the three months ended March 31, 1998.

     As of March 31, 1999, the Company had net trade receivables of $39.4 million which consisted of $26.9 million in net billed trade receivables and $12.5 million in unbilled trade receivables. At December 31, 1998, the Company had net trade receivables of $40.3 million which consisted of $25.0 million in net billed trade receivables and $15.3 million in unbilled trade receivables. Net trade receivables have decreased by $859,000 since December 31, 1998, with $2.8 million related to the unbilled portion partially offset by an increase in net billed trade receivables of $1.9 million. The unbilled receivables represent revenue that has been recognized in accordance with the percentage-of-completion accounting method, but which has not yet been billed to customers under contractual milestone billings. Generally, the unbilled amounts will be billed and collected within the following twelve months. The Company maintains an allowance for doubtful accounts that it believes is adequate to cover potential credit losses. The average collection period, a rolling twelve-month average, on net billed trade receivables was 68 days at March 31, 1999 compared to 69 days at December 31, 1998 and 92 days at March 31, 1998. Days sales outstanding ("DSO") was 108 at March 31, 1999 compared to 112 at December 31, 1998 and 107 at March 31, 1998.

     Cash used in investing activities was $4.3 million for the three months ended March 31, 1999. Purchases of investments totaled $11.4 million and proceeds from the maturity or sale of investments totaled $9.6 million. Capitalized software development costs totaled $1.9 million. Of this amount, $1.0 million was related to the final payment under the Value Added Reseller agreement with Dynamic Healthcare Technologies, Inc. for the license of a software program known as CoPathPlus. Purchases of property and equipment totaled $283,000 and consisted primarily of purchases of computers and computer-related equipment. Costs related to acquisitions totaled $1.1 million and were primarily associated with replacing certain Antrim software products with Sunquest products. In addition, the proceeds from the sale of assets consisted of $750,000 from the sale of the EMPI product to NEON.

     Cash used in financing activities was $197,000 for the three months ended March 31, 1999. Of this amount, $222,000 was used for principal payments on capital leases. This amount was partially offset by the issuance of 2,087 shares of the Company's Common Stock for approximately $25,000 under the Employee Stock Purchase Plan.

     At March 31, 1999, working capital was $51.9 million compared to $48.5 million at December 31, 1998.

     The Company has a revolving line of credit with a bank allowing the Company to borrow up to $10.0 million. Any borrowings under the line of credit will bear interest at the bank reference rate unless the Company elects a fixed rate or certain variable rates contemplated by the agreement. All outstanding principal and interest under the line of credit is due May 31, 1999 except for any amounts outstanding under stand-by letters of credit which have a maximum maturity of 365 days. Borrowings under the line of credit are secured by all of the Company's assets. Approximately $440,000 of the line of credit is used to secure a letter of credit and is not available for immediate expenditure. There were no borrowings outstanding as of March 31, 1999.

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


Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to market risk from changes in interest rates. The Company's primary interest rate risk relates to its short-term investments in Tax-exempt Municipals and Short-term Demand Notes all of which are classified as available-for-sale. At March 31, 1999, the Company had total short-term investments of $29.1 million. Assuming a 10% increase in interest rates on the Company's short-term investments (i.e., an increase from the March 31, 1999 weighted-average interest rate of 3.07% to a weighted-average interest rate of 3.38%), the fair value of these investments would decrease by approximately $520,000.

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

Item 5.  Other Information
         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a.) Exhibits

               27.1   - Financial Data Schedule, filed herewith.

         (b.) Reports on Form 8-K

              A Current Report on Form 8-K, dated February 26, 1999, was filed by the registrant during the quarter ended March 31, 1999 reporting Fourth Quarter and Year-end 1998 Results, the status of the Blood Bank Software Review by the United States Food and Drug Administration and a new Marketing Agreement for Mediware's Hemocare Blood Bank Software.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              SUNQUEST INFORMATION SYSTEMS, INC.
                                         (Registrant)



Date: May 13, 1999        By:  /s/ Nina M. Dmetruk
                               ____________________________________________
                               Nina M. Dmetruk
                               Executive Vice President and Chief Financial
                               Officer
                               (Principal Financial and Accounting Officer)