Form 10-Q
period 1999-06-30
SUNQUEST INFORMATION SYSTEMS INC
filed 1999-08-10
CIK 1011340

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
JUNE 30, 1999

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


On August 5, 1999, there were 15,409,925 shares of Common Stock outstanding.

               Sunquest Information Systems, Inc.
                            Form 10-Q
          For the Quarterly Period Ended June 30, 1999

                        Table of Contents


                                                           Page
                                                           ----
Part I. Financial Information

  Item 1. Financial Statements

          (a.) Condensed consolidated balance sheets as       3
          of June 30, 1999 (unaudited) and December 31,
          1998

          (b.) Unaudited condensed consolidated               4
          statements of income and comprehensive income for each of the three and six month periods ended June 30, 1999 and June 30, 1998

          (c.) Unaudited condensed consolidated               5
          statements of cash flows for each of the six
          month periods ended June 30, 1999 and June 30,
          1998

          (d.) Notes to unaudited condensed consolidated      6
          financial statements

  Item 2. Management's Discussion and Analysis of             8
          Financial Condition and Results of Operations

  Item 3. Quantitative and Qualitative Disclosures About     15
          Market Risk

Part II.  Other Information

  Item 1. Legal Proceedings                                  16

  Item 2. Changes in Securities and Use of Proceeds          16

  Item 3. Defaults Upon Senior Securities                    16

  Item 4. Submission of Matters to a Vote of Security        16
          Holders

  Item 5. Other Information                                  17

  Item 6. Exhibits and Reports on Form 8-K                   17

          (a.)  Exhibits                                     17

          (b.)  Reports on Form 8-K                          17

Signatures                                                   18

Part I. Financial Information
Item 1. Financial Statements

               Sunquest Information Systems, Inc.
              Condensed Consolidated Balance Sheets
                         (In thousands)
[CAPTION]

                                            June 30,     December 31,
                                              1999           1998
                                           -----------   ------------
                                           (unaudited)
    ASSETS

    Cash and cash equivalents                $  6,979       $  7,057
    Short-term investments                     32,876         27,283
    Trade receivables, net                     42,289         40,302
    Other current assets                        1,861          2,107
    Deferred tax assets                         1,473          1,473
                                             --------       --------
      Total current assets                     85,478         78,222

    Property and equipment, net                 9,835         10,246
    Capital leases from related party, net      2,908          3,304
    Software development costs, net            11,024         11,146
    Other assets, net                           1,188          1,326
                                             --------       --------
      Total assets                           $110,433       $104,244
                                             ========       ========
    LIABILITIES AND SHAREHOLDERS' EQUITY

    Accounts payable                         $  3,120       $  3,721
    Accrued compensation and related taxes      5,299          4,599
    Accrued expenses                            5,538          6,141
    Obligations under capital leases,
      primarily from related party                970            917
    Deferred revenue                           14,722         13,266
    Deferred income taxes                         112            115
    Other liabilities                               -          1,000
                                             --------       --------
      Total current liabilities                29,761         29,759

    Obligations under capital leases
      from related party                        3,656          4,163
    Deferred income taxes                       2,128          2,128

    Shareholders' equity
      Common stock                             50,779         50,616
      Retained earnings                        24,530         17,692
      Accumulated other comprehensive loss       (421)          (114)
                                             --------       --------
        Total shareholders' equity             74,888         68,194
                                             --------       --------
      Total liabilities and
        shareholders' equity                 $110,433       $104,244
                                             ========       ========

See accompanying notes.

               Sunquest Information Systems, Inc.
  Condensed Consolidated Statements of Income and Comprehensive Income
            (In thousands, except per share amounts)
                           (Unaudited)
[CAPTION]

                                     Three Months Ended     Six Months Ended
                                          June 30,              June 30,
                                     ------------------    ------------------
                                       1999      1998        1999      1998
                                     --------  --------    --------  --------
Revenues:
  System sales                        $14,162   $12,967     $28,704   $28,673
  Support and service                  19,603    14,730      37,781    27,638
                                      -------   -------     -------   -------
Total revenues                         33,765    27,697      66,485    56,311
                                      -------   -------     -------   -------
Operating expenses:
  Cost of system sales                  6,248     5,863      12,711    13,755
  Client services                       9,306     7,863      18,734    15,726
  Research and development              3,919     3,600       8,018     7,483
  Sales and marketing                   3,997     4,184       8,387     7,981
  General and administrative            4,261     3,782       8,571     7,283
  Gain on sale of assets                    -      (404)       (681)     (404)
                                      -------   -------     -------   -------
Total operating expenses               27,731    24,888      55,740    51,824
                                      -------   -------     -------   -------

Operating income                        6,034     2,809      10,745     4,487
Other income (expense):
  Interest income                         389       344         710       619
  Interest expense                       (308)     (274)       (626)     (570)
  Other                                    55       213         (54)      163
                                      -------   -------     -------   -------
Income before income taxes              6,170     3,092      10,775     4,699
Income tax provision                    2,222     1,302       3,937     1,982
                                      -------   -------     -------   -------
Net income                              3,948     1,790       6,838     2,717

Other comprehensive (loss)
  income, net of tax:
  Foreign currency translation
    adjustment                           (149)      (25)       (302)       13
  Unrealized gain on securities
    available-for-sale                     (2)        -          (5)        -
                                      -------   -------     -------   -------
Comprehensive income                  $ 3,797   $ 1,765     $ 6,531   $ 2,730
                                      =======   =======     =======   =======

Net income per share:
  Basic                                  $.26      $.12        $.44      $.18
                                      =======   =======     =======   =======
  Diluted                                $.25      $.12        $.44      $.18
                                      =======   =======     =======   =======

Weighted-average shares outstanding:
  Basic                                15,402    15,381      15,398    15,378
                                      =======   =======     =======   =======
  Diluted                              15,550    15,393      15,531    15,394
                                      =======   =======     =======   =======


See accompanying notes.

               Sunquest Information Systems, Inc.
         Condensed Consolidated Statements of Cash Flows
                         (In thousands)
                           (Unaudited)

[CAPTION]

                                                    Six Months Ended
                                                        June 30,
                                                   ------------------
                                                     1999      1998
                                                   --------  --------
Cash flows from operating activities:
  Net income                                       $  6,838  $  2,717
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation and amortization                     4,019     4,034
    Bad debt expense                                    401       149
    Deferred revenue                                  1,456      (640)
    Deferred income taxes                                (1)      150
    Gain on sale of assets                             (681)     (404)

  Changes in operating assets and liabilities:
    Receivables                                      (2,388)    2,364
    Inventory                                           118       213
    Prepaid expenses and other                           81      (475)
    Other assets                                         53       (42)
    Accounts payable                                   (601)       29
    Accrued compensation and related taxes              700        88
    Other accrued expenses                              677     1,830
                                                   --------  --------
      Net cash provided by operating activities      10,672    10,013
                                                   --------  --------
Cash flows from investing activities:
  Purchase of property and equipment                 (1,303)   (1,381)
  Costs related to acquisitions                      (1,280)   (1,170)
  Capitalized software development costs             (2,724)   (2,685)
  Purchase of investments                           (24,744)  (53,977)
  Proceeds from sale or maturity of investments      19,144    27,294
  Proceeds from sale of assets                          750     1,130
                                                   --------  --------
      Net cash used in investing activities         (10,157)  (30,789)
                                                   --------  --------
Cash flows from financing activities:
  Principal payments on capitalized leases,
    primarily from related party                       (454)     (383)
  Net proceeds from issuance of stock                   163        71
                                                   --------  --------
      Net cash used in financing activities            (291)     (312)
                                                   --------  --------
Foreign currency translation adjustment                (302)       13
                                                   --------  --------
Net decrease in cash and cash equivalents               (78)  (21,075)
Cash and cash equivalents at beginning of period      7,057    23,692
                                                   --------  --------
Cash and cash equivalents at end of period         $  6,979  $  2,617
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

In the opinion of management, all necessary adjustments, consisting of normal and recurring adjustments, have been made to provide a fair presentation to the unaudited financial information. The operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for any other interim period or for the full year ending December 31, 1999.


Note 2 - Employee Stock Purchase Plan

In the three months ended June 30, 1999, the Company issued 4,262 shares of its Common Stock for approximately $44,000 pursuant to the Employee Stock Purchase Plan. In the six months ended June 30, 1999, the Company has issued a total of 6,349 shares of its Common Stock for approximately $69,000 pursuant to the Employee Stock Purchase Plan.


Note 3 - Taxes

The effective income tax rates are based upon the relationship of annual forecasted income and income taxes. To the extent that these rates differ from the federal statutory rates, the cause is primarily related to tax exempt investment earnings and state income taxes.

Note 4 - Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

                                   Three Months Ended       Six Months Ended
                                        June 30,                June 30,
                                 ----------------------  ----------------------
                                    1999        1998        1999        1998
                                 ----------  ----------  ----------  ----------
Numerator for basic and
  diluted net income per share:
  Net income                     $3,948,000  $1,790,000  $6,838,000  $2,717,000
                                 ==========  ==========  ==========  ==========
Denominator:
  Denominator for basic
  net income per
    share -- weighted-
    average shares               15,401,667  15,380,526  15,398,095  15,378,282
  Effect of diluted securities:
    Stock options                   148,339      12,621     132,774      15,438
                                 ----------  ----------  ----------  ----------
  Denominator for diluted
    net income per share --
    adjusted weighted-
    average shares               15,550,006  15,393,147  15,530,869  15,393,720
                                 ==========  ==========  ==========  ==========

Basic net income per share             $.26        $.12        $.44        $.18
                                       ====        ====        ====        ====
Diluted net income per share           $.25        $.12        $.44        $.18
                                       ====        ====        ====        ====


Note 5 - Investments

At June 30, 1999, all of the Company's investments in debt securities have been classified as available-for-sale securities. Available-for-sale securities are carried at fair value with net unrealized gains and losses on such securities, net of tax, reported as a component of shareholders' equity and other comprehensive income. At June 30, 1999, the amortized cost of the Company's investment in debt securities approximated the fair value and as such, there was no adjustment to shareholders' equity.

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

     During the quarter ended June 30, 1998, the Company sold the assets comprising its Managed Care Manager Payor ("MCM") software product line to Monument Systems, Inc. ("Monument") for approximately $1.1 million. Monument assumed the existing contracts and future support of customer installations. The pre-tax gain resulting from the sale, after associated write-offs, was approximately $404,000. The after-tax gain was approximately $238,000, or $.02, per basic and diluted share.

     The effect of the previously described gains on sales of assets on diluted net income per share follows:

                              Three Months Ended   Six Months Ended
                                   June 30,            June 30,
                              ------------------  ------------------
                                1999      1998      1999      1998
                              --------  --------  --------  --------
Diluted net income per
  share excluding
  gains on sales of assets        $.25      $.10      $.41      $.16
Gains on sales of assets             -       .02       .03       .02
                                  ----      ----      ----      ----
                                  $.25      $.12      $.44      $.18
                                  ====      ====      ====      ====


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

     Based on a current assessment, the Company believes that all of the current releases of its products are Year 2000 compliant. The Company plans to release a Year 2000 compliant version of its IntelliCare software in October of 1999 for the one customer using the IntelliCare system. The Company plans to have all clients converted to Year 2000 compliant versions of its products by October 1999. Pursuant to contract terms, clients are obligated to cooperate with the Company in the installation of system enhancements, including the current Year 2000 compliant versions. As of June 30, 1999, approximately 97% of the Company's clients were using or installing Year 2000 compliant versions of its products.

     The Company has also assessed the Year 2000 readiness of its third-party suppliers and business partners. Although the Company believes that these third-party suppliers and business partners are taking appropriate action to ensure that their products are, or will be, Year 2000 compliant, failure by such suppliers and business partners to adequately address their Year 2000 readiness could affect the Company's business. The Company continues to review the Year 2000 readiness of its third-party suppliers and business partners.

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

     The results of operations for the three and six months ended
June 30, 1999 are not necessarily indicative of the results that may be expected for any other interim period or for the full year ending December 31, 1999.


Results of Operations
---------------------

Comparison of Three Months Ended June 30, 1999 and June 30, 1998

     Revenues. The Company's total revenues were $33.8 million for the three months ended June 30, 1999 compared to $27.7 million for the three months ended June 30, 1998, an increase of $6.1 million, or 21.9%. Revenues from system sales were $14.2 million for the three months ended June 30, 1999 compared to $13.0 million for the three months ended June 30, 1998, an increase of $1.2 million, or 9.2%. This increase was primarily attributable to increases in installations of software partially offset by decreases in hardware and operating system deliveries. Revenues from support and service were $19.6 million for the three months ended June 30, 1999 compared to $14.7 million for the three months ended June 30, 1998, an increase of $4.9 million, or 33.1%. This increase was primarily attributable to increased installation and fee-for-service activities and growth in support services to the Company's installed customer base.

     At June 30, 1999, the Company had a total contract backlog of $123.4 million, which consisted of $59.2 million of system sales and services and $64.2 million of support. The Company's total contract backlog at March 31, 1999, was $125.4 million, which consisted of $62.4 million of system sales and services and $63.0 million of support. At June 30, 1998, total contract backlog was $109.5 million, which consisted of $51.2 million of system sales and services and $58.3 million of support.

     Cost of System Sales. Cost of system sales was $6.2 million for the three months ended June 30, 1999 compared to $5.9 million for the three months ended June 30, 1998, an increase of $385,000, or 6.6%. As a percentage of total revenues, cost of system sales was 18.5% in 1999 compared to 21.1% in 1998. The dollar increase was primarily attributable to lower margins on hardware and operating systems, increased third party software costs due to higher license fee revenue and additional hardware maintenance contracts partially offset by decreases in hardware and operating system deliveries. Amortization of previously capitalized software development costs was $893,000 for the three months ended June 30, 1999 compared to $814,000 for the three months ended June 30, 1998, an increase of $79,000, or 9.7%. The increase in amortization was primarily attributable to increased amortization of the Company's reference laboratory product, partially offset by decreased amortization due to the sale of the MCM software product line in the second quarter of 1998.

     Client Services. Client services expenses were $9.3 million for the three months ended June 30, 1999 compared to $7.9 million for the three months ended June 30, 1998, an increase of $1.4 million, or 18.4%. As a percentage of total revenues, client services expenses were 27.6% in 1999 compared to 28.4% in 1998. The dollar increase was primarily attributable to additional staff and outside consultants dedicated to support and installation of the Company's systems and to providing consulting services to customers.

     Research and Development. Research and development expenses were $3.9 million for the three months ended June 30, 1999 compared to $3.6 million for the three months ended June 30, 1998, an increase of $319,000, or 8.9%. As a percentage of total revenues, research and development expenses were 11.6% in 1999 compared to 13.0% in 1998. The dollar increase in research and development expenses was primarily attributable to increased efforts related to the development, enhancement and documentation of the Company's clinical laboratory system and legal and professional fees associated with the United States Food and Drug Administration ("FDA") registration of the Company's Blood Bank product partially offset by decreased expenses related to the pharmacy and MCM product lines. The Company capitalized $814,000 of its software development costs for the three months ended June 30, 1999 compared to $946,000 million for the three months ended June 30, 1998, a decrease of $132,000, or 14.0%. The decrease in capitalized software development costs was primarily attributable to decreased capitalization for the Company's pharmacy, IntelliCare and reference laboratory products partially offset by increased capitalization for the clinical laboratory product.

     Sales and Marketing. Sales and marketing expenses were $4.0 million for the three months ended June 30, 1999 compared to $4.2 million for the three months ended June 30, 1998, a decrease of $187,000, or 4.5%. As a percentage of total revenues, sales and marketing expenses were 11.8% in 1999 compared to 15.1% in 1998. The dollar decrease was primarily attributable to decreased advertising and marketing expense.

     General and Administrative. General and administrative expenses were $4.3 million in the three months ended June 30, 1999 compared to $3.8 million in the three months ended June 30, 1998, an increase of $479,000, or 12.7%. As a percentage of total revenues, general and administrative expenses were 12.6% in 1999 compared to 13.7% in 1998. The dollar increase was primarily attributable to additional employees and increased variable compensation relating to employee incentives partially offset by decreased depreciation expense.

     Transition Costs. For the three months ended June 30, 1999, the Company paid previously accrued transition costs established at the time of the acquisition of the Antrim Corporation ("Antrim") of $183,000 as compared to $546,000 paid during the corresponding period in 1998. These costs were primarily associated with replacing certain Antrim software products with Sunquest products. In addition, during the three months ended June 30, 1998, the Company paid transition costs related to the purchase of the PreciseCare Medication Management System ("PreciseCare") of $11,000.


Comparison of Six Months Ended June 30, 1999 and June 30, 1998

     Revenues. The Company's total revenues were $66.5 million for the six months ended June 30, 1999 compared to $56.3 million for the six months ended June 30, 1998, an increase of $10.2 million, or 18.1%. Revenues from system sales were $28.7 million for the six months ended June 30, 1999 compared to $28.7 million for the six months ended June 30, 1998, an increase of $31,000, or .1%. This increase was primarily attributable to increases in installations of software partially offset by decreases in hardware and operating system deliveries. Revenues from support and service were $37.8 million for the six months ended June 30, 1999 compared to $27.6 million for the six months ended June 30, 1998, an increase of $10.1 million, or 36.7%. This increase was primarily attributable to increased installation and fee-for-service activities and growth in support services to the Company's installed customer base.

     Cost of System Sales. Cost of system sales was $12.7 million for the six months ended June 30, 1999 compared to $13.8 million for the six months ended June 30, 1998, a decrease of $1.0 million, or 7.6%. As a percentage of total revenues, cost of system sales was 19.1% in 1999 compared to 24.4% in 1998. The dollar decrease was primarily attributable to decreases in hardware and operating system deliveries. Amortization of previously capitalized software development costs was $1.8 million for the six months ended June 30, 1999 compared to $1.6 million for the six months ended June 30, 1998, an increase of $136,000, or 8.3%. The increase in amortization was primarily attributable to increased amortization of the Company's reference laboratory product, partially offset by decreased amortization due to the sale of the MCM software product line.

     Client Services. Client services expenses were $18.7 million for the six months ended June 30, 1999 compared to $15.7 million for the six months ended June 30, 1998, an increase of $3.0 million, or 19.1%. As a percentage of total revenues, client services expenses were 28.2% in 1999 compared to 27.9% in 1998. The dollar increase was primarily attributable to additional staff and outside consultants dedicated to support and installation of the Company's systems and to providing consulting services to customers.

     Research and Development. Research and development expenses were $8.0 million for the six months ended June 30, 1999 compared to $7.5 million for the six months ended June 30,

1998, an increase of $535,000, or 7.1%. As a percentage of total revenues, research and development expenses were 12.0% in 1999 compared to 13.3% in 1998. The dollar increase in research and development expenses was primarily attributable to increased efforts related to the development, enhancement and documentation of the Company's clinical laboratory systems, legal and professional fees associated with the FDA registration of the Company's Blood Bank product and increased efforts related to the development, enhancement and documentation of the Company's Clinical Event Manager system. The increases were partially offset by decreased expenses related to the MCM, EMPI, pharmacy and IntelliCare products. The Company capitalized $1.7 million of its software development costs for both the six months ended June 30, 1999 and June 30, 1998.

     Sales and Marketing. Sales and marketing expenses were $8.4 million for the six months ended June 30, 1999 compared to $8.0 million for the six months ended June 30, 1998, an increase of $406,000, or 5.1%. As a percentage of total revenues, sales and marketing expenses were 12.6% in 1999 compared to 14.2% in 1998. The dollar increase was primarily attributable to additional sales staff for the Company's reference laboratory products and the European market, increased advertising and marketing expense and commissions resulting from sales bookings growth of 13.3% during the first six months of 1999 as compared to the corresponding period in 1998.

     General and Administrative. General and administrative expenses were $8.6 million in the six months ended June 30, 1999 compared to $7.3 million in the six months ended June 30, 1998, an increase of $1.3 million, or 17.7%. As a percentage of total revenues, general and administrative expenses were 12.9% in both 1999 and 1998. The dollar increase was primarily attributable to additional employees and related hiring expenses, increased variable compensation relating to employee incentives, legal fees, contributions to the Company's Profit Sharing Plan and sales tax expense partially offset by decreased depreciation expense.

     Transition Costs. For the six months ended June 30, 1999, the Company paid previously accrued transition costs established at the time of the acquisition of Antrim of $1.3 million as compared to $1.0 million paid during the corresponding period in 1998. These costs were primarily associated with replacing certain Antrim software products with Sunquest products. In addition, during the six months ended June 30, 1998, the Company paid transition costs related to the purchase of PreciseCare of $128,000. These costs were primarily associated with employee costs and professional services related to the purchase.


Liquidity and Capital Resources
-------------------------------

     At June 30, 1999, the Company had cash and short-term investments of $39.9 million, which consisted of cash of $7.0 million and short-term investments of $32.9 million. This compares to cash and short-term investments of $34.3 million at December 31, 1998 and cash and short-term investments of $29.3 million at June 30, 1998, increases of $5.5 million and $10.6 million, respectively. Cash provided by operating activities was $10.7 million for the six months ended June 30, 1999 compared to $10.0 million for the six months ended June 30, 1998.

     As of June 30, 1999, the Company had net trade receivables of $42.3 million which consisted of $28.2 million in net billed trade receivables and $14.1 million in unbilled trade receivables. At December 31, 1998, the Company had net trade receivables of $40.3 million which consisted of $25.0 million in net billed trade receivables and $15.3 million in unbilled trade receivables. Net trade receivables have increased by $2.0 million since December 31, 1998, with $3.2 million related to the net billed trade receivables partially offset by a decrease in the unbilled receivables of $1.2 million. The unbilled receivables represent revenue that has been recognized in accordance with the percentage-of-completion accounting method, but which has not yet been billed to customers under contractual milestone billings. Generally, the unbilled amounts will be billed and collected within the following twelve months. The Company maintains an allowance for doubtful accounts that it believes is adequate to cover potential credit losses. The average collection period, a rolling twelve-month average, on net billed trade receivables was 69 days at June 30, 1999 compared to 68 days at March 31, 1999; 69 days at December 31, 1998 and 88 days at June 30, 1998. Days sales outstanding ("DSO") was 113 at June 30, 1999 compared to 108 at March 31, 1999; 112 at December 31, 1998 and 110 at June 30, 1998.

     Cash used in investing activities was $10.2 million for the six months ended June 30, 1999. Purchases of investments totaled $24.7 million and proceeds from the maturity or sale of investments totaled $19.1 million. Capitalized software development costs totaled $2.7 million. Of this amount, $1.0 million was related to the final payment under the Value Added Reseller agreement with Dynamic Healthcare Technologies, Inc. for the license of a software program known as CoPathPlus. Purchases of property and equipment totaled $1.3 million and consisted primarily of purchases of computers, computer-related equipment, computer software and leasehold improvements. Costs related to acquisitions totaled $1.3 million and were primarily associated with replacing certain Antrim software products with Sunquest products. In addition, the proceeds from the sale of assets consisted of $750,000 from the sale of the EMPI product to NEON in the first quarter of 1999.

     Cash used in financing activities was $291,000 for the six months ended June 30, 1999. Of this amount, $454,000 was used for principal payments on capital leases. This amount was partially offset by the issuance of 6,349 shares of the Company's Common Stock for approximately $69,000 under the Employee Stock Purchase Plan and the issuance of 8,883 shares of the Company's Common Stock for approximately $94,000 under the Stock Incentive Plan of 1996, as amended.

     At June 30, 1999, working capital was $55.7 million compared to $48.5 million at December 31, 1998.

     The Company has a revolving line of credit with a bank allowing the Company to borrow up to $10.0 million. Any borrowings under the line of credit will bear interest at the bank reference rate unless the Company elects a fixed rate or certain variable rates contemplated by the agreement. All outstanding principal and interest under the line of credit is due April 28, 2000 except for any amounts outstanding under stand-by letters of credit which have a maximum maturity of 365 days.
Borrowings under the line of credit are secured by all of the Company's assets. Approximately $440,000 of the line of credit is used to secure a letter of credit and is not available for immediate expenditure. There were no borrowings outstanding as of June 30, 1999.

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


Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to market risk from changes in interest rates. The Company's primary interest rate risk relates to its short-term investments in Tax-exempt Municipals and Short-term Demand Notes all of which are classified as available-for-sale. At June 30, 1999, the Company had total short-term investments of $32.9 million. Assuming a 10% increase in interest rates on the Company's short-term investments (i.e., an increase from the June 30, 1999 weighted-average interest rate of 3.14% to a weighted-average interest rate of 3.45%), the fair value of these investments would decrease by approximately $500,000.

Part II. Other Information

Item 1.  Legal Proceedings
         Not Applicable.

Item 2.  Changes in Securities and Use of Proceeds
         None.


Item 3.  Defaults Upon Senior Securities
         None.


Item 4.  Submission of Matters to a Vote of Security Holders

          (a.) The Company held its Annual Meeting of
               Shareholders on April 29, 1999.  Of the 15,394,460
               shares of Common Stock entitled to vote, 15,104,780 shares were represented in person or by proxy at the meeting.

          (b.) Not applicable, pursuant to Instruction 3 to Item 4 of this Form 10-Q.

          (c.) A description of the matters voted upon at the meeting along with an indication of the results of the votes on such matters are set forth below:

               1. Directors who were elected at the Annual
                  Meeting of Shareholders to serve for a term of one year and until their respective successors are elected and qualified:

                                          For          Withheld
                                       ----------      --------
               Sidney A. Goldblatt     15,082,237        22,543
               Nina M. Dmetruk         15,081,947        22,833
               Richard W. Barker       15,081,987        22,793
               Larry R. Ferguson       15,082,737        22,043
               Curtis S. Goldblatt     15,082,082        22,698
               Peter P. Gombrich       15,082,337        22,443
               Stanley J. Lehman       15,081,702        23,078

               2. The ratification of the selection of Ernst &
                  Young LLP to audit the books and accounts of the Company for the year ending December 31, 1999. There were 15,096,431 votes in favor, 1,608 votes against and 6,741 shares abstaining. Accordingly, the selection of Ernst & Young LLP was ratified.

Item 5. Other Information
        None.


Item 6. Exhibits and Reports on Form 8-K

          (a.) Exhibits


               10.1 - Second Amendment to Business Loan Agreement
                      dated December 30, 1997, among the
                      registrant, Sunquest Europa Limited, Antrim
                      Corporation, Sunquest Pharmacy Information
                      Systems, Inc., Sunquest Germany GmbH and Bank of America National Trust and Savings Associations, filed herewith.

               27.1 - Financial Data Schedule, filed herewith.



          (b.) Reports on Form 8-K

               No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1999.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              SUNQUEST INFORMATION SYSTEMS, INC.
                                         (Registrant)



Date: August 10, 1999             By: /s/ Nina M. Dmetruk
                                      __________________________________
                                      Nina M. Dmetruk
                                      Executive Vice President and Chief
                                      Financial Officer
                                      (Principal Financial and Accounting
                                      Officer)