Form 10-Q
period 1999-09-30
SUNQUEST INFORMATION SYSTEMS INC
filed 1999-11-10
CIK 1011340

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
SEPTEMBER 30, 1999
                               OR

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


On November 5, 1999, there were 15,541,339 shares of Common Stock outstanding.

               Sunquest Information Systems, Inc.
                            Form 10-Q
        For the Quarterly Period Ended September 30, 1999

                        Table of Contents

                                                              Page
                                                              ----
Part I.    Financial Information

  Item 1.  Financial Statements

           (a.) Condensed consolidated balance sheets as         3
           of September 30, 1999 (unaudited) and December
           31, 1998

           (b.) Unaudited condensed consolidated                 4
           statements of income and comprehensive income for each of the three and nine month periods ended September 30, 1999 and September 30, 1998

           (c.) Unaudited condensed consolidated                 5
           statements of cash flows for each of the nine month periods ended September 30, 1999 and September 30, 1998

           (d.) Notes to unaudited condensed consolidated        6
           financial statements

  Item 2.  Management's Discussion and Analysis of               8
           Financial Condition and Results of Operations

  Item 3.  Quantitative and Qualitative Disclosures About       15
           Market Risk

Part II.   Other Information

  Item 1.  Legal Proceedings                                    17

  Item 2.  Changes in Securities and Use of Proceeds            17

  Item 3.  Defaults Upon Senior Securities                      17

  Item 4.  Submission of Matters to a Vote of  Security         17
           Holders

  Item 5.  Other Information                                    17

  Item 6.  Exhibits and Reports on Form 8-K                     17

           (a.)  Exhibits                                       17

           (b.)  Reports on Form 8-K                            17

Signatures                                                      18

Part I. Financial Information
Item 1. Financial Statements

               Sunquest Information Systems, Inc.
              Condensed Consolidated Balance Sheets
                         (In thousands)

                                             September 30,    December 31,
                                                 1999             1998
                                             -------------    ------------
                                              (unaudited)
ASSETS

Cash and cash equivalents                        $  7,785        $  7,057
Short-term investments                             37,779          27,283
Trade receivables, net                             40,508          40,302
Other current assets                                2,890           2,107
Deferred tax assets                                 1,473           1,473
                                                 --------        --------
  Total current assets                             90,435          78,222

Property and equipment, net                        10,072          10,246
Capital leases from related party, net              2,710           3,304
Software development costs, net                    10,792          11,146
Other assets, net                                   1,124           1,326
                                                 --------        --------
  Total assets                                   $115,133        $104,244
                                                 ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                 $  2,625        $  3,721
Accrued compensation and related taxes              6,818           4,599
Accrued expenses                                    6,398           6,141
Obligations under capital leases,
  primarily from related party                      1,016             917
Deferred revenue                                   11,653          13,266
Deferred income taxes                                 112             115
Other liabilities                                       -           1,000
                                                 --------        --------
  Total current liabilities                        28,622          29,759

Obligations under capital leases from
  related party                                     3,384           4,163
Deferred income taxes                               2,128           2,128

Shareholders' equity
  Common stock                                     52,386          50,616
  Retained earnings                                28,930          17,692
  Accumulated other comprehensive loss               (317)           (114)
                                                 --------        --------
    Total shareholders' equity                     80,999          68,194
                                                 --------        --------
    Total liabilities and shareholders' equity   $115,133        $104,244
                                                 ========        ========



See accompanying notes.

               Sunquest Information Systems, Inc.
  Condensed Consolidated Statements of Income and Comprehensive Income
            (In thousands, except per share amounts)
                           (Unaudited)


                                     Three Months Ended   Nine Months Ended
                                       September 30,        September 30,
                                     ------------------   ------------------
                                       1999      1998       1999      1998
                                     --------  --------   --------  --------
Revenues:
  System sales                        $12,171  $17,013     $40,875   $45,686
  Support and service                  20,861   15,187      58,642    42,825
                                      -------  -------     -------   -------
Total revenues                         33,032   32,200      99,517    88,511
                                      -------  -------     -------   -------
Operating expenses:
  Cost of system sales                  4,330    7,644      17,041    21,399
  Client services                       9,140    8,632      27,874    24,358
  Research and development              3,869    3,969      11,887    11,452
  Sales and marketing                   4,250    4,437      12,637    12,418
  General and administrative            4,009    3,416      12,580    10,699
  Gain on sale of assets                    -        -        (681)     (404)
                                      -------  -------     -------   -------
Total operating expenses               25,598   28,098      81,338    79,922
                                      -------  -------     -------   -------

Operating income                        7,434    4,102      18,179     8,589
Other income (expense):
  Interest income                         466      378       1,176       997
  Interest expense                       (310)    (264)       (936)     (834)
  Other                                  (604)     (69)       (658)       94
                                      -------  -------     -------   -------
Income before income taxes              6,986    4,147      17,761     8,846
Income tax provision                    2,586    1,709       6,523     3,691
                                      -------  -------     -------   -------
Net income                              4,400    2,438      11,238     5,155
Other comprehensive income (loss),
  net of tax:
  Foreign currency translation
    adjustment                            104       19        (198)       32
  Unrealized gain on securities
    available-for-sale                      -        5          (5)        5
                                      -------  -------     -------   -------
Comprehensive income                  $ 4,504  $ 2,462     $11,035   $ 5,192
                                      =======  =======     =======   =======


Net income per share:
  Basic                                  $.28     $.16        $.73      $.34
                                         ====     ====        ====      ====
  Diluted                                $.28     $.16        $.72      $.33
                                         ====     ====        ====      ====

Weighted-average shares outstanding:
  Basic                                15,441   15,385      15,412    15,380
                                       ======   ======      ======    ======
  Diluted                              15,698   15,401      15,587    15,396
                                       ======   ======      ======    ======



See accompanying notes.

               Sunquest Information Systems, Inc.
         Condensed Consolidated Statements of Cash Flows
                         (In thousands)
                           (Unaudited)

                                                     Nine Months Ended
                                                       September 30,
                                                     ------------------
                                                       1999      1998
                                                     --------  --------
Cash flows from operating activities:
  Net income                                          $11,238    $5,155
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation and amortization                       5,968     6,004
    Bad debt expense                                    1,178       397
    Deferred revenue                                   (1,613)    1,288
    Deferred income taxes                                  (1)      150
    Gain on sale of assets                               (681)     (404)

  Changes in operating assets and liabilities:
    Receivables                                        (1,384)   (1,038)
    Inventory                                            (611)     (222)
    Prepaid expenses and other                           (170)     (122)
    Other assets                                            2        50
    Accounts payable                                   (1,096)    1,817
    Accrued compensation and related taxes              2,219       595
    Other accrued expenses                              1,833     3,811
                                                      -------   -------
      Net cash provided by operating activities        16,882    17,481
                                                      -------   -------
Cash flows from investing activities:
  Purchase of property and equipment                   (2,332)   (1,952)
  Costs related to acquisitions                        (1,360)   (1,585)
  Capitalized software development costs               (3,385)   (3,408)
  Purchase of investments                             (38,214)  (71,419)
  Proceeds from sale or maturity of investments        27,711    40,451
  Proceeds from sale of assets                            750     1,130
                                                      -------   -------
      Net cash used in investing activities           (16,830)  (36,783)
                                                      -------   -------
Cash flows from financing activities:
  Principal payments on capitalized leases,
    primarily from related party                         (680)     (581)
  Net proceeds from issuance of stock                   1,554        99
                                                      -------   -------
      Net cash provided by (used in)
        financing activities                              874      (482)
                                                      -------   -------
Foreign currency translation adjustment                  (198)       32
                                                      -------   -------
Net increase (decrease) in cash and cash equivalents      728   (19,752)
Cash and cash equivalents at beginning of period        7,057    23,692
                                                      -------   -------
Cash and cash equivalents at end of period            $ 7,785   $ 3,940
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

In the opinion of management, all necessary adjustments, consisting of normal and recurring adjustments, have been made to provide a fair presentation to the unaudited financial information. The operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for any other interim period or for the full year ending December 31, 1999.


Note 2 - Employee Stock Purchase Plan

In the three months ended September 30, 1999, the Company issued 2,708 shares of its Common Stock for approximately $37,320 pursuant to the Employee Stock Purchase Plan. In the nine months ended September 30, 1999, the Company has issued a total of 9,057 shares of its Common Stock for approximately $106,324 pursuant to the Employee Stock Purchase Plan.


Note 3 - Taxes

The effective income tax rates are based upon the relationship of annual forecasted income and income taxes. To the extent that these rates differ from the federal statutory rates, the cause is primarily related to tax exempt investment earnings and state income taxes.

Note 4 - Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

                                  Three Months Ended           Nine Months Ended
                                     September 30,                September 30,
                                 ----------------------     -----------------------
                                    1999        1998            1999        1998
                                 ----------  ----------     -----------  ----------
Numerator for basic and
diluted net income per share:
  Net income                     $4,400,000  $2,438,000     $11,238,000  $5,155,000
                                 ==========  ==========     ===========  ==========

Denominator:
  Denominator for basic
    net income per share -
    weighted-average shares      15,440,564  15,384,514      15,412,407  15,380,382
  Effect of diluted securities:
    Stock options                   257,112      16,543         174,220      15,806
                                 ----------  ----------     -----------  ----------
  Denominator for diluted
    net income per share -
    adjusted weighted-
    average shares               15,697,676  15,401,057      15,586,627  15,396,188
                                 ==========  ==========      ==========  ==========

Basic net income per share             $.28        $.16            $.73        $.34
                                 ==========  ==========      ==========  ==========
Diluted net income per share           $.28        $.16            $.72        $.33
                                 ==========  ==========      ==========  ==========



Note 5 - Investments

At September 30, 1999, all of the Company's investments in debt securities have been classified as available-for-sale securities. Available-for-sale securities are carried at fair value with net unrealized gains and losses on such securities, net of tax, reported as a component of shareholders' equity and other comprehensive income. At September 30, 1999, the amortized cost of the Company's investment in debt securities approximated the fair value and as such, there was no adjustment to shareholders' equity.

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

     The sales of the EMPI and the MCM products are consistent with the Company's strategy and focus on its clinical suite of products.

     The effect of the previously described gains on sales of assets on diluted net income per share follows:

                              Three Months Ended     Nine Months Ended
                                 September 30,         September 30,
                              ------------------     ------------------
                                1999      1998         1999      1998
                              --------  --------     --------  --------

Diluted net income per
  share excluding gains
  on sales of assets              $.28      $.16         $.69      $.31
Gains on sales of assets             -         -          .03       .02
                                  ----      ----         ----      ----
                                  $.28      $.16         $.72      $.33
                                  ====      ====         ====      ====

     The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for any other interim period or for the full year ending December 31, 1999.


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

     Based on a current assessment, the Company believes that all of the current releases of its products are Year 2000 compliant. The Company released a Year 2000 compliant version of its IntelliCare software in October of 1999 for the one customer using the IntelliCare system. The Company plans to have all clients converted to Year 2000 compliant versions of its products by the end of the year. Pursuant to contract terms, clients are obligated to cooperate with the Company in the installation of system enhancements, including the current Year 2000 compliant versions. As of September 30, 1999, all but two of the Company's clients were using or installing Year 2000 compliant versions of its products. Of the two remaining clients, one will be installing the Company's FlexiRad product and the other the FlexiMed product. Both clients are expected to have the products installed in their test area in November and go live in early December.

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

     The Company has determined that a portion of software programs developed by other vendors and utilized internally will require upgrades to new versions to properly utilize dates beyond December 31, 1999. After reviewing the plans of these vendors, the Company believes that the upgrades to such software programs will be completed by the end of the year. The cost of Year 2000 compliant software related to systems developed by other vendors and used internally is included in the related software maintenance agreements. The Company believes that consulting costs incurred in accomplishing the installation of Year 2000 compliant software will be immaterial.

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


Results of Operations
---------------------

Comparison of Three Months Ended September 30, 1999 and September 30, 1998

     Revenues. The Company's total revenues were $33.0 million for the three months ended September 30, 1999 compared to $32.2 million for the three months ended September 30, 1998, an increase of $832,000, or 2.6%. Revenues from system sales were $12.2 million for the three months ended September 30, 1999 compared to $17.0 million for the three months ended September 30, 1998, a decrease of $4.8 million, or 28.5%. This decrease was primarily attributable to decreases in hardware and operating system deliveries partially offset by increases in installations of software. Revenues from support and service were $20.9 million for the three months ended September 30, 1999 compared to $15.2 million for the three months ended September 30, 1998, an increase of $5.7 million, or 37.4%. This increase was primarily attributable to increased installation and fee-for-service activities and growth in support services to the Company's installed customer base.

     Over the last few years, the Company has been experiencing a favorable trend in revenue mix. As a percentage of total revenues, software license fee and services revenues have been increasing and hardware revenues have been decreasing. Although the Company cannot determine with certainty what the trend will be going forward, it does not anticipate that the proportion of hardware revenues to total revenues will continue to decrease.

     At September 30, 1999, the Company had a total contract backlog of $119.4 million, which consisted of $52.8 million of system sales and services and $66.6 million of support. The Company's total contract backlog at June 30, 1999, was $123.4 million, which consisted of $59.2 million of system sales and services and $64.2 million of support. At September 30, 1998, total contract backlog was $113.3 million, which consisted of $53.9 million of system sales and services and $59.4 million of support.

     During the third quarter, the Company experienced a delay in sales signings although the pipeline of potential sales increased. Customers have indicated that the delay is the result of the effects of Year 2000 issues and the Balanced Budget Act.
It is uncertain whether this delay in sales signings constitutes a trend and will continue into future periods. Nevertheless, the Company anticipates that the sales signings for the fourth quarter of 1999 will increase over those of the third quarter of 1999, followed by slower sales signings during the first quarter of 2000, with increased sales signings during the second quarter of 2000.

     Cost of System Sales. Cost of system sales was $4.3 million for the three months ended September 30, 1999 compared to $7.6 million for the three months ended September 30, 1998, a decrease of $3.3 million, or 43.4%. As a percentage of total revenues, cost of system sales was 13.1% in 1999 compared to 23.8% in 1998. The dollar decrease was primarily attributable to decreases in hardware and operating system deliveries. Amortization of previously capitalized software development costs was $893,000 for the three months ended September 30, 1999 compared to $817,000 for the three months ended September 30, 1998, an increase of $76,000, or 9.3%. The increase in amortization was primarily attributable to increased amortization of the Company's pharmacy product.

     Client Services. Client services expenses were $9.1 million for the three months ended September 30, 1999 compared to $8.6 million for the three months ended September 30, 1998, an increase of $508,000, or 5.9%. As a percentage of total revenues, client services expenses were 27.7% in 1999 compared to 26.8% in 1998. The dollar increase was primarily attributable to additional staff dedicated to support and installation of the Company's systems and to providing consulting services to customers.

     Research and Development. Research and development expenses were $3.9 million for the three months ended September 30, 1999 compared to $4.0 million for the three months ended September 30, 1998, a decrease of $100,000, or 2.5%. As a percentage of total revenues, research and development expenses were 11.7% in 1999 compared to 12.3% in 1998. The dollar decrease in research and development expenses was primarily attributable to decreased development costs partially offset by legal and professional fees associated with the United States Food and Drug Administration ("FDA") registration of the Company's Blood Bank product. The Company capitalized $661,000 of its software development costs for the three months ended September 30, 1999 compared to $723,000 for the three months ended September 30, 1998, a decrease of $62,000, or 8.6%. The decrease in capitalized software development costs was primarily attributable to decreased capitalization for the Company's reference laboratory and IntelliCare products partially offset by increased capitalization for the pharmacy product.

     Sales and Marketing. Sales and marketing expenses were $4.3 million for the three months ended September 30, 1999 compared to $4.4 million for the three months ended September 30, 1998, a decrease of $187,000, or 4.2%. As a percentage of total revenues, sales and marketing expenses were 12.9% in 1999 compared to 13.8% in 1998. The dollar decrease was primarily attributable to decreased commissions, resulting from a decline of 43.6% in sales bookings during the third quarter of 1999 as compared to the corresponding period in 1998 and marketing expense partially offset by additional sales staff for the Company's reference laboratory products.

     General and Administrative. General and administrative expenses were $4.0 million for the three months ended September 30, 1999 compared to $3.4 million for the three months ended September 30, 1998, an increase of $593,000, or 17.4%. As a percentage of total revenues, general and administrative expenses were 12.1% in 1999 compared to 10.6% in 1998. The dollar increase was primarily attributable to increased variable compensation relating to employee incentives. Employee incentive goals required for variable compensation were not achieved in the prior year. The increases for the three months ended September 30, 1999 were partially offset by decreased legal fees and depreciation expense.

     Transition Costs. For the three months ended September 30, 1999, the Company paid previously accrued transition costs established at the time of the acquisition of Antrim of $80,000 as compared to $201,000 paid during the corresponding period in 1998. These costs were primarily associated with replacing certain Antrim software products with Sunquest products. In addition, during the three months ended September 30, 1998, the Company paid transition costs related to the purchase of the PreciseCare Medication Management System ("PreciseCare") of $10,000.


Comparison of Nine Months Ended September 30, 1999 and September 30, 1998

     Revenues. The Company's total revenues were $99.5 million for the nine months ended September 30, 1999 compared to $88.5 million for the nine months ended September 30, 1998, an increase of $11.0 million, or 12.4%. Revenues from system sales were $40.9 million for the nine months ended September 30, 1999 compared to $45.7 million for the nine months ended September 30, 1998, a decrease of $4.8 million, or 10.5%. This decrease was primarily attributable to decreases in hardware and operating system deliveries partially offset by increases in installations of software. Revenues from support and service were $58.6 million for the nine months ended September 30, 1999 compared to $42.8 million for the nine months ended September 30, 1998, an increase of $15.8 million, or 36.9%. This increase was primarily attributable to increased installation and fee-for-service activities and growth in support services to the Company's installed customer base.

     Cost of System Sales. Cost of system sales was $17.0 million for the nine months ended September 30, 1999 compared to $21.4 million for the nine months ended September 30, 1998, a decrease of $4.4 million, or 20.4%. As a percentage of total revenues, cost of system sales was 17.1% in 1999 compared to 24.2% in 1998. The dollar decrease was primarily attributable to decreases in hardware and operating system deliveries partially offset by increased costs related to additional hardware maintenance contracts and reduced margins on hardware and operating systems. Amortization of previously capitalized software development costs was $2.7 million for the nine months ended September 30, 1999 compared to $2.5 million for the nine months ended September 30, 1998, an increase of $212,000, or 8.6%.
The increase in amortization was primarily attributable to increased amortization of the Company's reference laboratory product, partially offset by decreased amortization due to the sale of the MCM software product line.

     Client Services. Client services expenses were $27.9 million for the nine months ended September 30, 1999 compared to $24.4 million for the nine months ended September 30, 1998, an increase of $3.5 million, or 14.4%. As a percentage of total revenues, client services expenses were 28.0% in 1999 compared to 27.5% in 1998. The dollar increase was primarily attributable to additional staff and outside consultants dedicated to support and installation of the Company's systems and to providing consulting services to customers.

     Research and Development. Research and development expenses were $11.9 million for the nine months ended September 30, 1999 compared to $11.5 million for the nine months ended September 30, 1998, an increase of $435,000, or 3.8%. As a percentage of total revenues, research and development expenses were 11.9% in 1999 compared to 13.0% in 1998. The dollar increase in research and development expenses was primarily attributable to increased efforts related to the development, enhancement and documentation of the Company's clinical laboratory systems, legal and professional fees associated with the FDA registration of the Company's Blood Bank product and increased efforts related to the development, enhancement and documentation of the Company's Clinical Event Manager system. The increases were partially offset by decreased expenses related to non-laboratory products and the discontinuance of the MCM, EMPI and IntelliCare products. The Company capitalized approximately $2.4 million of its software development costs for both the nine months ended September 30, 1999 and September 30, 1998.

     Sales and Marketing. Sales and marketing expenses were $12.6 million for the nine months ended September 30, 1999 compared to $12.4 million for the nine months ended September 30, 1998, an increase of $219,000, or 1.8%. As a percentage of total revenues, sales and marketing expenses were 12.7% in 1999 compared to 14.0% in 1998. The dollar increase was primarily attributable to additional sales staff for the Company's reference laboratory products and the European market and increased advertising and marketing expense partially offset by a decrease in commissions resulting from a decline of 9.2% in sales bookings during the first nine months of 1999 as compared to the corresponding period in 1998.

     General and Administrative. General and administrative expenses were $12.6 million for the nine months ended September
30, 1999 compared to $10.7 million for the nine months ended
September 30, 1998, an increase of $1.9 million, or 17.6%. As a percentage of total revenues, general and administrative expenses were 12.7% in 1999 compared to 12.1% in 1998. The dollar increase was primarily attributable to increased variable compensation relating to employee incentives and additional employees and related hiring expenses. Employee incentive goals required for variable compensation were not achieved in the prior year. The increases for the nine months ended September 30, 1999 were partially offset by decreased depreciation expense.

     Transition Costs. For the nine months ended September 30, 1999, the Company paid previously accrued transition costs established at the time of the acquisition of Antrim of $1.4 million as compared to $1.2 million paid during the corresponding period in 1998. These costs were primarily associated with replacing certain Antrim software products with Sunquest products. In addition, during the nine months ended September 30, 1998, the Company paid transition costs related to the purchase of PreciseCare of $138,000. These costs were primarily employee-related costs and professional services related to the purchase.


Liquidity and Capital Resources
-------------------------------

     At September 30, 1999, the Company had cash and short-term investments of $45.6 million, which consisted of cash of $7.8 million and short-term investments of $37.8 million. This compares to cash and short-term investments of $34.3 million at December 31, 1998 and cash and short-term investments of $34.9 million at September 30, 1998, increases of $11.2 million and $10.6 million, respectively. Cash provided by operating activities was $16.9 million for the nine months ended September 30, 1999 compared to $17.5 million for the nine months ended September 30, 1998.

     As of September 30, 1999, the Company had net trade receivables of $40.5 million which consisted of $23.8 million in net billed trade receivables and $16.7 million in unbilled trade receivables. At December 31, 1998, the Company had net trade receivables of $40.3 million which consisted of $25.0 million in net billed trade receivables and $15.3 million in unbilled trade receivables. Net trade receivables have increased by $206,000 since December 31, 1998, with $1.4 million related to the unbilled receivables partially offset by a decrease in net billed trade receivables of $1.2 million. The unbilled receivables represent revenue that has been recognized in accordance with the percentage-of-completion accounting method, but which has not yet been billed to customers under contractual milestone billings. Generally, the unbilled amounts will be billed and collected within the following twelve months. The Company maintains an allowance for doubtful accounts that it believes is adequate to cover potential credit losses. The average collection period, a rolling twelve-month average, on net billed trade receivables was 71 days at September 30, 1999 compared to 69 days at June 30, 1999; 69 days at December 31, 1998 and 77 days at September 30, 1998. Days sales outstanding ("DSO") was 110 at September 30, 1999 compared to 113 at June 30, 1999; 112 at December 31, 1998 and 103 at September 30, 1998.

     Cash used in investing activities was $16.8 million for the nine months ended September 30, 1999. Purchases of investments totaled $38.2 million and proceeds from the maturity or sale of investments totaled $27.7 million. Capitalized software development costs totaled $3.4 million. Of this amount, $1.0 million was related to the final payment under the Value Added Reseller agreement with Dynamic Healthcare Technologies,
Inc. for the license of a software program known as CoPathPlus. Purchases of property and equipment totaled $2.3 million and consisted primarily of purchases of computers, computer-related equipment, computer software and leasehold improvements. Costs related to acquisitions totaled $1.4 million and were primarily associated with replacing certain Antrim software products with Sunquest products. In addition, the proceeds from the sale of assets consisted of $750,000 from the sale of the EMPI product to NEON in the first quarter of 1999.

     Cash provided by financing activities was $874,000 for the nine months ended September 30, 1999. The Company issued 137,822 shares of Common Stock for approximately $1.4 million under the Stock Incentive Plan of 1996, as amended, and 9,057 shares of Common Stock for approximately $106,324 under the Employee Stock Purchase Plan. Cash used by financing activities was $680,000 related to principal payments on capital leases.

     At September 30, 1999, working capital was $61.8 million compared to $48.5 million at December 31, 1998.

     The Company has a revolving line of credit with a bank allowing the Company to borrow up to $10.0 million. Any borrowings under the line of credit will bear interest at the bank reference rate unless the Company elects a fixed rate or certain variable rates contemplated by the agreement. All outstanding principal and interest under the line of credit is due April 28, 2000 except for any amounts outstanding under stand-by letters of credit which have a maximum maturity of 365 days. Borrowings under the line of credit are secured by all of the Company's assets. Approximately $792,000 of the line of credit is used to secure letters of credit and is not available for immediate expenditure. There were no borrowings outstanding as of September 30, 1999.

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


Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to market risk from changes in interest rates. The Company's primary interest rate risk relates to its short-term investments in Tax-exempt Municipals and Short-term Demand Notes all of which are classified as available-for-sale. At September 30,

1999, the Company had total short-term investments of $37.8 million. Assuming a 10% increase in interest rates on the Company's short-term investments (i.e., an increase from the September 30, 1999 weighted-average interest rate of 3.82% to a weighted-average interest rate of 4.20%), the fair value of these investments would decrease by approximately
$510,000.

Part II. Other Information

Item 1.  Legal Proceedings
         Not Applicable.

Item 2.  Changes in Securities and Use of Proceeds
         None.

Item 3.  Defaults Upon Senior Securities
         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         None.

Item 5.  Other Information
         None.

Item 6.  Exhibits and Reports on Form 8-K

          (a.) Exhibits

               27.1 - Financial Data Schedule for the Nine Months
                      Ended September 30, 1999, filed herewith.

          (b.) Reports on Form 8-K

               No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1999.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              SUNQUEST INFORMATION SYSTEMS, INC.
                                        (Registrant)



Date: November 10, 1999      By: /s/ Nina M. Dmetruk
                                 ____________________________________________
                                 Nina M. Dmetruk
                                 Executive Vice President and Chief Financial
                                 Officer
                                 (Authorized Officer of the Registrant and
                                 Principal Financial and Accounting Officer)