Form 10-K405
period 1999-12-31
SUNQUEST INFORMATION SYSTEMS INC
filed 2000-03-28
CIK 1011340

                         UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
DECEMBER 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 17, 2000, the registrant had 15,547,873 shares of Common Stock outstanding. The aggregate market value of the Common Stock held by nonaffiliates of the registrant, based on the closing price of the Common Stock on March 17, 2000 as reported by Nasdaq, was $42,089,396 (calculated by excluding shares owned beneficially by directors, executive officers and other affiliates as a group from total shares outstanding solely for the purpose of this response).

              DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Shareholders for 1999 are incorporated by reference into Parts II and IV of this Form 10-K.

Portions of the registrant's Proxy Statement for the 2000
Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

Except as specifically incorporated by reference herein, the Annual Report to Shareholders for 1999 and the Proxy Statement are not to be deemed filed as part of this Annual Report on Form 10-K.

              SUNQUEST INFORMATION SYSTEMS, INC.
                       Form 10-K - 1999
                       TABLE OF CONTENTS
                                                                Page
                                                                ----
PART I
  Item 1  - Business
    General                                                        1
    Industry                                                       1
    Products and Services                                          2
    Third-Party Marketing Arrangements                             9
    Products Under Development                                     9
    Year 2000 Compliance                                          11
    Client Services                                               11
    Balanced View Consulting                                      12
    Marketing                                                     12
    Technology                                                    12
    Research and Development                                      13
    Competition                                                   14
    Regulation                                                    14
    Proprietary Rights                                            16
    System Acquisition Agreements                                 17
    Backlog                                                       17
    Employees                                                     18
    Forward-Looking Statements                                    18
    Executive Officers of the Registrant                          24
  Item 2  - Properties                                            25
  Item 3  - Legal Proceedings                                     26
  Item 4  - Submission of Matters to a Vote of Security Holders   26
PART II
  Item 5  - Market for Registrant's Common Equity and Related
              Stockholder Matters                                 27
  Item 6  - Selected Financial Data                               27
  Item 7  - Management's Discussion and Analysis of Financial
              Condition and Results of Operations                 27
  Item 7A - Quantitative and Qualitative Disclosures about
              Market Risk                                         28
  Item 8  - Financial Statements and Supplementary Data           28
  Item 9  - Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                 28
PART III
  Item 10 - Directors and Executive Officers of the Registrant    28
  Item 11 - Executive Compensation                                28
  Item 12 - Security Ownership of Certain Beneficial Owners
              and Management                                      28
  Item 13 - Certain Relationships and Related Transactions        29
PART IV
  Item 14 - Exhibits, Financial Statement Schedules, and
              Reports on Form 8-K                                 29
  Signatures                                                      32

                            Part I

Item 1.  Business.


General
-------

     Sunquest Information Systems, Inc. ("Sunquest" or the "Company") provides health care information systems ("HCISs") to large and mid-sized hospitals, clinics and other facilities, including integrated delivery networks ("IDNs") comprised of multi-entity, multi-site health care organizations. Sunquest was established in 1979 and has become a market leader in the sale of laboratory information systems ("LISs") that integrate disparate equipment and data sources in order to automate a laboratory department's specialized processes and manage its large volumes of clinical data. In 1991, the Company also began marketing the FlexiRad product, a radiology information system. Sunquest became a public company on June 10, 1996, when it closed its initial public offering of Common Stock. With the purchase of Antrim Corporation ("Antrim") on November 26, 1996, the Company acquired a presence in the commercial and medical reference laboratory market. In August 1997, Sunquest purchased certain inpatient pharmacy software systems, and in November 1997, entered into a software license agreement for an outpatient pharmacy system. As of December 31, 1999, Sunquest had an installed customer base of more than 1,200 sites, including 162 of the world's largest IDNs, in the United States, Canada, United Kingdom, Mexico, Saudi Arabia, Ireland and Denmark.


Industry
--------

     In recent years, the health care industry has experienced, and continues to experience significant changes. Increases in health care costs have led the industry to move from a fee-for-service model to alternative payment models. This has resulted in a shift of financial risk from the payor to the health care provider and has caused the industry to focus on the cost-effectiveness of high quality care. In addition, the health care industry has been experiencing consolidation among health care providers which has led to the development of large IDNs. These organizations have been formed to manage the continuum of health care services for population groups across both inpatient and outpatient settings with the dual goals of improved quality of patient care and reduced costs for patients and members.

     In order to achieve their dual goals, IDNs need detailed clinical and management information systems that enable providers within the IDN to manage such important processes as: (i) patient care processes across multiple delivery sites;
(ii) the appropriateness of diagnoses, treatments and resource utilizations; (iii) provider performance and clinical outcomes; and (iv) commercial and medical reference laboratory processing and business practices. Significant market opportunities exist for HCIS vendors offering open systems architecture that allows interoperability with legacy systems and solutions from other leading vendors. These systems permit IDNs to select and integrate information systems by either retaining existing legacy systems or selecting from an array of new systems. With rapid Internet adoption, the opportunity also exists for expanded e-business solutions including application service provider ("ASP") delivery models. Based on these opportunities,

Sunquest now offers six suites of health care information systems and services in addition to its stand-alone product offerings.

     Sunquest markets its products and services internationally through its direct sales force and marketing relationships with other information systems vendors.


Products and Services
---------------------

     Sunquest's business strategy is to engineer its products for the changing health care environment, now characterized by the emergence of IDNs, an increasing trend to outpatient care delivery, and rapid Internet adoption. These health care organizations are also adopting the purchasing strategy used by large manufacturing companies and are limiting the number of vendors with whom they deal. In response, Sunquest has adopted a "suite" strategy for sales, and has clustered its products into logical groupings, which are required by these delivery systems.

     With rapid Internet adoption, the opportunity also exists for expanded e-business solutions including ASP delivery models. In an ASP model, clinical management applications and data are processed centrally and distributed along with remote expert services to customers through the Internet. By leveraging the Internet to reduce the cost of distribution and support, ASP models are able to provide a solution that is cost effective, thereby reducing customers' upfront expenditures and the need for management information systems' staff. In response, Sunquest has a new suite of systems, the e-Business suite. The Internet delivery mechanism, currently under development, is expected to be in general release during the second quarter of 2000.

     Sunquest now offers six suites of health care information systems and services in addition to its stand-alone product offerings: (i) the departmental clinical suite with systems that automate the operations of laboratories, radiology and pharmacy departments within a clinical environment such as a hospital; (ii) the integration and connectivity suite with systems that allow Sunquest products to communicate with other vendors' software and hardware products; (iii) the commercial and medical reference laboratory suite with systems that automate the clinical, financial and information support operations of commercial medical laboratories; (iv) customer support and services; (v) the clinical data management suite with systems that integrate clinical patient care data directly to the caregiver or clinical department; and (vi) the e-Business suite of Internet-based applications that include laboratory and financial applications delivered using an ASP model.

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

     The Clinical Laboratory module is the core of the
     FlexiLab system and manages the processes of the high volume test areas of the laboratory. This module includes volume and performance statistics, patient archiving, demographics, patient reporting including an online call back module to organize and track phone results, security and audit trails. The Clinical Laboratory module features episodal management and outpatient tracking capabilities and is moving towards full Windows-based functionality and client server
     architecture.   Episodal management enables the entire on-
     line clinical patient record to be viewed at the laboratory level for clinical treatment analysis and financial and managed care cost analysis. Outpatient tracking capabilities enable separate tracking of the patient and the specimen, improving the efficiency with which a provider can manage concurrent care processes.

     The Mulhos module utilizes the FlexiLab system to support multiple facilities. Each facility can have its own individualized reports, rules and options, which allow for differences among facilities. The Mulhos module manages vital inter-institutional issues such as the security of patient information and conflicts between each facility's patient identification system.

     The Specimen Management, Routing and Tracking ("SMART") sub-system provides for container level identification numbers to increase tracking capabilities and provide clean interfaces to laboratory automation (robotics) systems.

     The Commercial Outreach module enables the hospital laboratory to expand beyond the traditional acute care needs of an IDN. Automated results reporting to remote physician offices, rapid order entry, and customer service tools are among the features that support the commercial laboratory environment. Other features include the ability to update client data and courier routes in order to improve the laboratory's ability to manage its operations. Customized client reports assist the laboratory in designing its own patient reports. Reports are available at the patient and also the individual physician order level.

     The Microbiology module in the FlexiLab system provides a comprehensive, paperless environment that enhances the communication of microbiology and epidemiological results. User definable, automated rules assist the microbiologist in measuring the effectiveness of medications on specific organisms in order to predict effects on a patient's outcome.

     The Blood Bank module automates a hospital's complete transfusion service, including inventory and distribution of blood products to the patient. This module, which uses rules-based logic, is designed to prevent the distribution of inappropriate blood products. For example, the Blood Bank module automatically provides notice if the blood product has not been appropriately matched to the patient at the time of issue. The donor module, which is an available option with the Blood Bank module, automates the collection procedures and management of blood product inventories. It also manages and tracks blood donated by patients for their own use and provides quality controls to assure compliance with rules of good practice.

     The LabAccess Results Workstation module provides easily accessible and comprehensive on-line processing of data through defined specimen viewing configurations that are supported by color-coded Quality Assurance ("QA") result failures and Quality Control ("QC") specimen groupings. Specimens may be displayed in a spreadsheet format, with failures indicated through color changes in the displayed results, or individually. Individual specimens or batches of specimen tests results may be released to the patient file at any time. On-line results entry and assessment allow data to be viewed for either a single analyzer or for multiple analyzers that run similar or dissimilar tests. A user-defined, auto-verification process tags normal results for release and suspect results for closer review.

     Requisition Based Reports ("RBR") is an application within the Commercial Outreach module that provides patient test results reports grouped by requisition number which can be associated with multiple accession numbers. RBR enables physicians and other medical staff to view all results for a single requisition number in a single report. One of the main advantages of the RBR application is that reports can be delivered electronically to clients' printers or fax machines. RBR also offers the ability to provide clients with preprinted multi-part requisition forms that include clients' names, addresses and other client-specific information.

     The Flexi-3R module provides redundancy and high systems availability within the LIS. The Flexi-3R module provides a secondary database that allows high volume printing of management and patient reports. Queries can be made into this database without affecting the response time of the primary database.

     Pursuant to a value added remarketer ("VAR") agreement with Dynamic Healthcare Technologies, Inc. ("Dynamic"), Sunquest is marketing and selling Dynamic's anatomic pathology product, CoPathPlus ("CoPath"). CoPath is interfaced and integrated with the FlexiLab system. CoPath provides a comprehensive display of patient and specimen information via a graphical user interface. Health care providers are able to tailor report formats, screen layouts and incorporate images for a clear picture of diagnostic findings. An integrated report writer allows the user to create their own ad hoc reports or select from the management report options built into the system. CoPath provides fast turnaround, including automatic faxing capabilities. See Item 3 herein as to legal action brought by Dynamic against the Company involving the CoPath product.


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

  The Company markets and sells the AMICAS, Inc. ("AMICAS") Web/Intranet Image Server software pursuant to a Marketing Reseller agreement. The AMICAS software makes full-quality radiology studies available to physician desktops throughout the enterprise. Primary image viewing is enabled through non-proprietary Web browsers such as Netscape or Microsoft Internet Explorer. The AMICAS software is integrated with the FlexiRad Web-based radiologist work station allowing the radiologist to correlate both textual result data and image data when rendering patient diagnosis and subsequent treatment plans.


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


  Sunquest Financial System

     The Sunquest Financial system provides the tools needed to manage the laboratory business and includes: Accounts
     Receivable/Billing, General Ledger, Accounts Payable,
     Materials Management and Electronic Claims/EDI.

     The Accounts Receivable/Billing product provides features that allow efficient billing and collections processing of laboratory services. These features include front-end validations, full inquiry, cash receipts entry, one step adjustment processing and comprehensive reporting. The system also has tools that can assist the laboratory in meeting regulatory compliance requirements of local carriers. This product can be sold as an option for the FlexiLab and Commercial Laboratory systems, as well as the laboratory information systems of other companies.

     The General Ledger application is the core product of the Sunquest Financial system. The system is designed to provide complete management of financial information and is fully integrated with all components of the Sunquest Financial system.

     The Accounts Payable product provides tools to efficiently manage the expenditures of the laboratory.
     The system evaluates commitments, prints and reconciles checks, and produces comprehensive vendor related management reports.

     The Materials Management product manages a laboratory's supplies inventory. Features include the capability to order, receive, issue, transfer and report all activity within multiple locations and/or multiple inventory environments. The system also allows retail sales of supplies to laboratory clients, with this activity automatically transferring to the Accounts Receivable/Billing product.

     The Electronic Claims/EDI services provide the capabilities to electronically transmit and electronically receive payment and rejection activity.
     These capabilities are available for Medicare, Medicaid, Blue Shield and prominent clearinghouses such as NEIC, CYDATA and IMS.


Integration and Connectivity

     Sunquest estimates that it has installed in its LIS client base over 12,500 interfaces that were developed for nearly 950 separate instruments and 1,000 HCISs of other vendors. This interface library allows the Company to seamlessly integrate virtually any lab instrument or HCIS into Sunquest's LIS, radiology information system or pharmacy information system. The Company uses a variety of configuration options to support multiple hospitals and IDNs.

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


Commercial and Medical Reference Laboratory Systems

     Sunquest also offers laboratory information systems for the commercial laboratory marketplace. Sunquest Commercial systems provide a total solution for customers ranging from small hospital outreach programs to large commercial reference laboratories.

     The Commercial Laboratory product suite is an efficient, performance-oriented management system that streamlines daily operations and increases customer efficiency. Client specific features such as reporting conventions, call parameters and management and statistical reporting tools give customers a competitive edge in an aggressive marketplace. Customer service features including stat/call lists, courier tracking, client problem tracking and streamlined inquiry options provide convenient access to information that is needed to serve a dynamic client base.

     The system offers quick and simple requisition entry allowing orders to be placed more efficiently. Bar-coding maximizes workflow and can be used in conjunction with instrument interfaces. Batching is also available to facilitate high volume processing.

     Additionally, patient reports may be faxed, printed on-site or printed remotely. Automatic report scheduling with client specific features provides for prompt and accurate reporting.

     The Paperless Microbiology product is fully integrated with the Commercial Laboratory product and features user-defined workcards on which daily culture observations and activity can be recorded. Instrument interfaces and bar-coded plate labels are also available to increase efficiency. Epidemiology and management reports provide detail and summary information to be used in statistical evaluation of the department's activities.

     The Anatomic Pathology product is available for commercial laboratories providing pathology and cytology service. The product uses the same flexible ordering, reporting, and customer service features that distinguishes Sunquest's other commercial products. The system compiles and compares required elements of test data, facilitating regulatory compliance. Efficient storage of historical data makes it possible to link large volumes of patient history records with current data for quick retrieval.

     Cytology features include batching capabilities, streamlined results entry screens, and comprehensive statistical reporting. Pathology supports Systematized
     Nomenclature
     of Medicine ("SNOMED") coding, with accompanying management reports for data analysis. QA reporting is also available to correlate results and document any discrepancies detected.


Customer Support and Services

     Sunquest provides clients with the most comprehensive services available in the health care information industry. These services include implementation, account management and education, product and technical support, as well as consulting and other services provided by Balanced View Consulting, the consulting division of Sunquest.

     Balanced View Consulting offers expert advice to health care providers focused on application and integration of Sunquest products. Balanced View Consulting provides services to improve laboratory efficiency, implement new features, establish outreach functionality and streamline workflow. These services include project and systems management, on-site training, outreach and custom-designed programs, system upgrade and interface implementation, network assessment and consolidation planning.


Clinical Data Management

     Sunquest's Clinical Data Management products are designed to provide integrated clinical patient care data directly to the caregiver or clinical department either by combining Sunquest's suite of ancillary systems or through integration with disparate systems.

  The Clinical Event Manager system monitors patient specific data within a network and immediately alerts health care providers to significant patient information based on predetermined rules. Providers simply identify the clinical rules of interest and the Clinical Event Manager module notifies them via pager or e-mail of any event triggered by the rules. Additionally, the system can check for reminders placed by the health care provider to order tests at specific intervals. The system can also check for interdisciplinary events for a given patient such as changes in vital signs versus administration of a particular drug.

  Integration Server In March 1995, the Company entered into a VAR agreement with Century Analysis, Inc. ("CAI") which grants Sunquest a non-exclusive license to sublease and market CAI's Transaction Distribution Manager ("TDM") product. The agreement was subsequently assigned to New Era of Networks, Inc. ("NEON"), successor in interest to CAI.
  TDM greatly simplifies the task of performing inter-application data interchange and performs a number of functions including transaction store and forward with built-in fault recovery and management tools to control all data interchange processing.


e-Business

     Sunquest's e-Suite applications are designed to leverage the Internet to reduce the cost of distribution and support. Although the applications are fully developed, the Internet delivery mechanism is currently under development. The e-Suite applications, which consist of e-Commercial Lab, e-Financial and e-Hospital Lab, are ASP models that meet a well-defined market need that could provide Sunquest with an extended domestic market of more than 3,500 hospitals with less than 250 beds and the more than 3,500 small commercial laboratories. The e-Commercial Lab and e-Financial systems are live in three Beta sites and are expected to be in general release during the second quarter of 2000. In addition, the Company plans to deliver to Beta the e-Hospital Lab system during the second quarter of 2000.

  Remote Web Access for Internet-based Lab Ordering and Results In December 1999, the Company entered into a VAR agreement with Axolotl Corporation ("Axolotl") which enables Sunquest to remarket, co-brand, implement and support Axolotl's Elysium Access and Elysium Ordering products to provide a comprehensive set of Web-based laboratory results delivery and laboratory ordering capabilities with its FlexiLab system. This agreement combines the Internet, e-mail and powerful automation tools to link physicians, clinics and hospitals for fast, convenient access to clinical information in the FlexiLab system. Physicians and clinicians can perform traditional laboratory functions of accessing test results, place orders, print specimen labels, process authorizations, deliver discharge summaries and more using common browser software over a secure Internet and intranet connections.


Third-Party Marketing Arrangements
----------------------------------

     Sunquest believes that there are advantages to open system solutions that facilitate the interoperation of products from other vendors. Consequently, the Company has entered into several VAR agreements, joint marketing agreements and licensing agreements with other vendors.

     In addition to the third-party agreements previously noted in this report, hardware and resold software are purchased from third-party vendors under VAR agreements and sold to customers in conjunction with the Company's software products. Hardware support is the responsibility of the hardware manufacturers under agreements negotiated directly between the supplier and the customer or agreements where Sunquest acts as an intermediary in negotiating the support agreement.


Products Under Development
--------------------------

     The following products and the ASP Internet delivery mechanism for the e-Suite products are under development utilizing either the same client-server architecture as the Company's existing systems or Web-based technology. The development of new products is an uncertain process. There can be no assurance that the following products will be successfully developed or, if developed that they will be accepted in the marketplace. See "Other Factors" below.

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

Clinical Suite Integration (Departmental Clinical Suite) The Clinical Suite Integration will integrate the three primary Sunquest suite products, FlexiLab, FlexiRad and FlexiMed. Under development is a Web-based common viewing system. This system will allow users the ability to seamlessly view clinical data from one Web-based viewer.

e-Commercial Lab (e-Business Suite) is a feature-rich laboratory information system specially designed to facilitate high-volume work flows in a commercial laboratory environment. Its flexible configuration allows commercial laboratories to do personalized physician reporting, a must for laboratories wishing to improve their customer service abilities. This application provides advanced internal logic to track diagnoses, Advanced Beneficiary Notices ("ABNs"), verification letters and the access control feature creates a comprehensive audit trail and a secure environment in order to ease regulatory compliance.

e-Financial (e-Business Suite) is a comprehensive financial management system for laboratories that incorporates accounts receivable, billing and general ledger functions into one simple, easy-to-configure application. e-Financial is invoice-driven, not patient-driven, in order to accelerate cash flow, making this an ideal application for hospital laboratories with outreach programs, as well as for traditional commercial laboratories. Support for multiple payor types, management reporting abilities and contract management features allow laboratories to conduct business with maximum flexibility. In addition, e-financial takes an aggressive stance toward Health Insurance Portability and Accountability Act ("HIPAA") compliance, ensuring that the most sophisticated tools are available to respond to HIPAA.

e-Hospital Lab (e-Business Suite) is a feature-rich laboratory information system that is designed to penetrate the small to intermediate sized hospital market with the target market being 250 beds or less. In addition to the same features as the e-Commercial Lab application, e-Hospital Lab provides full hospital laboratory capabilities as well as allowing several hospitals to operate in the same environment even across multiple time zones.

Clinical Data Mart (Clinical Data Management Suite) will serve as a management tool to retrieve data from multiple databases and their interfaces. The Clinical Data Mart will provide a dynamic means to access data faster, generate impromptu reports quicker, combine data from disparate databases and will provide longer term data storage for trend analysis. The Clinical Data Mart will be a valuable tool for today's informed decision maker, leveraging Web browser interfaces and e-mail reporting throughout the organization.

Year 2000 Compliance
--------------------

     In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late
1999, the Company completed the remediation and testing of its products, internal systems and the products and services of third parties. As a result of the Company's planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes that all systems successfully responded to the Year 2000 date change. The Company is unaware of any material problems resulting from Year 2000 issues with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.


Client Services
---------------

     At December 31, 1999, the Company's client services division employed approximately 491 professionals. Sunquest Client Services provides clients with a wide array of services including implementation, account management and education services, as well as product and technical support. Client Services employs skilled professionals with a strong focus on clinical skills and technical expertise. Client Services' employees attend rigorous training including, where required, a formal six-month initial training program to comply with the Company's certification requirements which are designed to ensure the highest degree of competence.

     Sunquest utilizes a variety of traditional and innovative methods to provide educational services to its clients. In addition to a standard "Train the Trainer" approach, PC and Web-based educational services have contributed significantly to this effort in 1999. Regional seminars to ensure client competency have been widely attended in 1999 as part of an on-going effort to provide post-live educational opportunities for Sunquest clients. During our annual client user group meeting, clients are offered workshops and lectures in a variety of topics ranging from technical to management training.

     Areas of specialty have been developed within the Client Services organization to support the deep level of functionality in the Company's products. Client Services has specific teams dedicated to the following areas: instrumentation, application interfacing, devices, microbiology, anatomical pathology, blood bank, operating systems, as well as a Crises Team designed to provide rapid and dedicated response in the event of a major system outage. All support services are staffed 24 hours per day, 7 days per week and are managed through a Help Desk "triaging" service located in Tucson, Arizona. Services are delivered via conventional methodologies as well as through new technology. Many services are provided via the Internet and other advanced technologies. The Company utilizes outside consulting services as well as internally conducted surveys to constantly assess client satisfaction and the quality of services provided.

     Every client is assigned a dedicated Client Advocate who provides a single, long-term point of contact for each client.
The Client Advocate conducts regularly scheduled meetings with each client to ensure that all expectations are being met, and focuses on proactive site management to assist clients with their business needs.


Balanced View Consulting
------------------------

     Balanced View Consulting is a division of Sunquest that performs consulting and other services, primarily to the Company's installed base. The services range from training in the improved use of Sunquest's products to total reengineering projects. In addition, Balanced View Consulting provides clients with application interface testing in the areas of ADT, OE, Results Reporting, Billing and Referenced Laboratory. Balanced View Consulting can also provide System Managers on a monthly or yearly basis, implementation assistance and specific project work on an hourly-fee basis.

     Balanced View Consulting remains committed to proving high quality "client-side" services to our installed client base as well as new site implementations. We are continuing our expansion into the management consulting area, specifically HIPPA and best practices for billing and clinical laboratory services reimbursement.


Marketing
---------

     The primary markets for the Company's systems and services are the approximately 3,500 acute care hospitals in the United States and Canada that have more than 250 beds and the approximately 500 premier commercial and medical reference laboratories in the United States. In addition to these markets, the Company, through its e-Business initiatives, will be targeting the more than 3,500 domestic hospitals with less than 250 beds and the approximately 3,500 small commercial and medical reference laboratories markets. The Company also markets its systems and services to the approximately 600 hospitals in the United Kingdom, Ireland and Scandinavia that have more than 200 beds. Sunquest's principal sources of referrals are its clients and consultants. Sunquest also seeks to enhance its market recognition through participation in industry seminars and trade shows, Company-sponsored seminars, the Sunquest User Group and Regional User Group meetings in the United States and the United Kingdom, direct mail campaigns, telemarketing and advertisements in trade journals.

     The Company's marketing department is composed of a team of specialists in product management, marketing operations, marketing communications and sales support. Its sales force is organized into two divisions: (i) North American which is divided into four areas, Western, Midwestern, Southern and Northeastern, offering all of the Company's clinical products and (ii) European Sales, offering the Company's systems in the United Kingdom and Europe. At December 31, 1999, the Company employed a sales and marketing force of approximately 110 individuals.


Technology
----------

     Sunquest's clinical products operate on IBM's RS6000 servers using the AIX operating system and Compaq's Alpha servers using Tru64 UNIX or OpenVMS operating systems. Users access the Company's applications using IBM compatible PCs and/or terminals. The FlexiLab, FlexiRad and Sunquest Financial products are offered on both IBM and Compaq platforms. The FlexiMed product is offered on the IBM RS6000 platform only. The Company's commercial and medical reference laboratory systems are offered on both IBM and Compaq platforms. Ancillary modules of the FlexiLab product operate on Intel platforms using Microsoft Windows NT operating system.

     The Company utilizes a multi-tiered approach for its development efforts. Microsoft InterDev is used for Internet presentation development. Microsoft Visual C++ and Visual Basic are used for graphical presentation. Visual C++ and the M computer language (also known as "MUMPS" or "Massachusetts General Hospital Utility Multi-Programming System") are used in the development of its laboratory and radiology clinical systems business objects. The laboratory and radiology system use InterSystem's M/SQL or Cache for data storage.
Microsoft's SQL-Server database is also used for newer
ancillary modules.   FlexiRad is a completely client-server
system while the FlexiLab system uses both client-server and monolithic based modules. These monolithic based modules represent a limited set of functionality written entirely in the M language. FlexiMed, the Company's pharmacy product, is developed using Powerbuilder fourth generation language on an Oracle database. All of the products use or are migrating to utilize Microsoft's Windows 95/98/NT for the client operating system. The Company's commercial and medical reference laboratory systems have been developed in the M language.

     Sunquest is migrating its laboratory and radiology clinical systems to new technology by developing the object-oriented middle tiers with graphical and Web-based presentation layers while continuing to utilize hierarchical and relational data structures (all residing on the server) which can be deployed incrementally, depending on the state of product evolution. Although the Company does not believe that such migration is currently necessary to satisfy its clients' needs, the Company expects to transition over time all of its systems and modules to object orientation.

     Sunquest resells third-party terminals, label and page printers, storage devices and other peripheral devices. The Company also provides services to configure computer systems and networks. The Company has one-year renewable reseller agreements with DEC and IBM and a variety of reseller agreements with other middleware and device vendors.


Research and Development
------------------------

     The Company believes that the continuing rapid evolution of the clinical information systems market has made a substantial and sustained commitment to product development essential to the long-term success of its business. The Company has a defined product development process characterized by its phased product development lifecycle discipline and release management methodology. This process includes on-going analysis of the marketplace, determination of users' requirements, prototypical engineering and user and usability feedback, detailed design specifications, and regression and beta testing to ensure that new systems meet clients' needs.

     Sunquest's product development managers are responsible for product architecture, improvements to existing products, construction verification and inspection. The Company's product development engineers are assigned to one of three distinct functional groups: (i) the product engineering group, which is responsible for the ongoing evolution of the Company's existing products to meet the changing demands of the market; (ii) the service engineering group, which prioritizes corrections and improvements to deployed systems; and (iii) the technology group, which researches industry-standard components and develops new technologies for integration into the Company's current and future products.
As of December 31, 1999, approximately 199 product development engineers were assigned to improving and extending the Company's existing systems and approximately 30 engineers were assigned to the development of products in new product areas.

     In 1999, 1998 and 1997, the Company's research and development expenses before capitalization of software development costs totaled approximately $19.1 million, $18.5 million and $16.9 million, respectively. See "Other Factors" below.


Competition
-----------

     The markets for HCISs, including the markets for the Company's information systems, are highly competitive. Most of the Company's revenues are derived from lengthy, competitive procurement processes managed by sophisticated purchasers that extensively investigate and compare the products offered by the Company and its competitors. The Company believes that the principal competitive factors influencing the market for its HCISs include vendor and product reputation, quality of client support, product architecture, functionality and features, ease of use, rapidity of implementation, product performance and price.

     The Company's principal competitors are divided into two categories: Hospital Information Systems ("HIS") vendors and stand-alone Clinical Information Systems ("CIS") vendors. The Company's HIS competitive vendors are: McKesson HBOC, Inc., Medical Information Technology, Inc., Shared Medical Systems Corp. and IDX Systems Corp. The primary CIS competitors are:
Cerner Corporation, Mediware Information Systems, Inc., ADAC Healthcare Information Systems, Inc., Soft Computer Consultants, Inc. and Triple G Corporation. In addition, the Company competes with a large number of other information system vendors. See "Other Factors" below.


Regulation
----------

     The United States Food and Drug Administration (the "FDA") is authorized to regulate medical "devices" under the Federal Food, Drug, and Cosmetic Act, as amended (the "Act"). The FDA has interpreted the term "device" to include software intended for use in the diagnosis, cure, mitigation, treatment, or prevention of disease. A software product that meets this definition is subject to the Act's regulatory requirements applicable to devices, unless the software product is exempted from one or more of those requirements. The FDA's interpretation is that hospital information systems, laboratory information management systems, expert medical decision software systems, and blood bank information management systems are medical devices. Software products intended only for general accounting, communications, or education are not subject to regulation as devices.

     Under an FDA draft policy for the regulation of computer products, dated November 13, 1989, health information management products that have not been classified by the FDA are deemed medical devices but are exempt from active regulation by the FDA if they involve competent human intervention before any impact on human health occurs (e.g., clinical judgment and experience can be used to check and interpret a system's data output). Active regulation would include establishment registration, device listing, premarket notification or premarket approval, good manufacturing practices ("GMP"), and postmarket reporting. The FDA includes in the category of software products that are exempt from active regulation hospital information systems and pharmacy ordering systems. The FDA has suggested that laboratory information systems may be considered Class I devices under 21 C.F.R. 862.2100, which are exempted by that regulation from premarket notification under section 510(k) of the Act but are not exempt from other device regulatory requirements, such as GMP and reporting.

     In March 1994, the FDA notified blood bank software manufacturers that blood bank software products would be subject to active device regulation, including premarket notification or premarket approval. Manufacturers were notified to submit a premarket notification by March 31, 1995, although this deadline was later extended to March 31, 1996. Accordingly, the Company submitted a 510(k) notification to the FDA on March 27, 1996 with respect to its Blood Bank software. Following periodic discussions between the FDA and the Company, on December 28, 1998, the FDA notified the Company that the 510(k) notification was incomplete, the Blood Bank product was deemed not substantially equivalent to a predicate device, and a premarket approval application ("PMA") would be required unless additional information was submitted in a new, revised 510(k) notification for the Blood Bank product. The Company submitted a new 510(k) notification on January 29, 1999. On August 16, 1999, the Company received 510(k) clearance for the FlexiLab Blood Bank and Blood Donor System version 5.2 on both the IBM AIX and the Compaq (DEC) UNIX platforms. On November 17, 1999, the Company also received 510(k) clearance for the FlexiLab Blood Bank and Blood Donor System on the Compaq Alpha Open VMS platform. The Company's ability to sell, promote, and install the FlexiLab Blood Bank and Blood Donor System version 5.2 on other platforms is contingent upon receiving the FDA clearance of a 510(k) notification. In addition, the marketing of versions of the FlexiLab Blood Bank and Blood Donor System other than version 5.2 may require FDA clearance of a 510(k) notification. Compliance with the premarket notification and other device regulatory requirements could be costly and could delay or prelude the introduction of certain new products.

     Based on the FDA's December 1998 letter, sales, promotion, and new installations of the Company's Blood Bank product were suspended, although the Company was permitted to continue to support and service its existing Blood Bank product customers. On March 23, 1999, the FDA notified the Company that it could resume installation of the Blood Bank product for customers with currently signed contracts and customers with installations in progress. Upon FDA clearance of the 510(k) notifications in August and November 1999, the Company was permitted to resume marketing and distribution of the FlexiLab Blood Bank and Blood Donor System version 5.2 on the IBM AIX and Compaq (DEC) UNIX platforms and the Alpha Open VMS platform, respectively. The marketing restrictions remain in effect with respect to the FlexiLab Blood Bank and Blood Donor System on other platforms. The Company has determined that the remaining marketing restrictions on the Blood Bank System will have an insignificant, if any, effect on the Company's business.

     In August and October 1998, the Company effected two corrections in its Blood Bank software which were reported to the FDA under regulations requiring notice of corrections and removals of medical devices (21 C.F.R. Part 806). The FDA classified these corrections as Class II voluntary recalls (21 C.F.R. Part 7). Implementation of the corrections at customer sites has been completed.

     Under FDA medical device reporting ("MDR") regulations, manufacturers are required to report to the FDA device-related deaths, serious injuries, and any malfunction which could result in death or serious injury if it were to recur. MDRs can result in voluntary corrective actions, such as recalls or customer notifications, or agency action, such as inspection or enforcement action. Manufacturers are also required to report to the FDA certain corrections or recalls of marketed medical devices. In November 1999, the Company submitted an MDR relating to its Blood Bank product. A customer complaint alleging improper system function when reflexively ordering Rh Immune Globulin was resolved by disabling the reflex ordering function.

The HIPAA contains requirements for the establishment of standards for privacy of individually identifiable health information. The Department of Health and Human Services ("HHS") has proposed regulations to standardize the electronic exchange of health information, require protection of health information in electronic form, and restrict the use and further disclosure of health information. The regulations are expected to become enforceable two years after adoption of the final rule. The regulations will be applicable to customer operations involving use of the Company's products, and the Company will have to ensure that its products support compliance with HIPAA requirements to the extent the regulations are applicable. The Company cannot determine at this time the effect, if any, that the final HIPAA regulations may have on its business.

     The health care industry is subject to changing political, economic and regulatory influences that may affect the procurement practices and operations of health care providers. Many lawmakers have announced that they intend to propose programs to reform the United States health care system. These programs may contain proposals to increase governmental involvement in health care, lower reimbursement rates and otherwise change the regulatory environment in which the Company's clients operate. Health care providers may react to these proposals and the uncertainty surrounding such proposals by curtailing or deferring investments, including those for the Company's HCISs. This may result in greater selectivity in the allocation of capital funds, which could have a material adverse effect on the Company's ability to sell HCISs and services. Such regulatory changes, if adopted, and the reaction of health care providers to such changes may have a material adverse effect on the Company's business and results of operations. See "Other Factors" below.


Proprietary Rights
------------------

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

     FlexiLab, among other marks, is used by Sunquest in its business and has been registered in the United States Patent and Trademark Office. The trade name Sunquest has also been registered by Sunquest in the United Kingdom and Germany. Sunquest, Sunquest Information Systems, FlexiRad and FlexiMed, among other marks, are trademarks of Sunquest Information Systems, Inc. The trade name Antrim and other marks used by Antrim in its business have also been registered with the United States Patent and Trademark Office. Also, certain of the Company's products are the subject of patent protection or a pending patent application.


System Acquisition Agreements
-----------------------------

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


Backlog
-------

     At December 31, 1999, the Company had a total contract backlog of $124.6 million, which consisted of $55.9 million of system sales and services and $68.7 million of support. At
December 31, 1998, total contract backlog was $122.0 million, which consisted of $61.1 million of system sales and services and $60.9 million of support. System sales and services backlog consists of the unearned amounts of signed contracts which have not yet been recognized as revenues. Support backlog consists primarily of contracted software support for a period of 12 months. The Company is unable to predict accurately the amount of backlog it expects to fill in any particular period, since it adjusts the timing of installations to accommodate clients' needs and since installations typically require eight to 14 months to complete.


Employees
---------

     As of December 31, 1999, the Company had 924 employees. None of the Company's employees are represented by a labor union, nor has the Company experienced any work stoppages. The Company believes that it has good relations with its employees.


Forward-Looking Statements
--------------------------

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

     Rapid Technological Change and Dependence on New Product
Development, Enhancement and Acceptance. The HCIS market is characterized by rapid technological advances, frequent new product introductions and evolving industry standards that are outside the control of the Company. The development and sale of additional applications is a principal means of competition in the HCIS market. Advances in both hardware and software technology, including the introduction of new hardware platforms, new programming languages and new software applications, will require the Company to make significant ongoing expenditures for research and development in order to adapt the Company's existing and subsequently introduced HCISs to such new technologies and to take advantage of the benefits they offer. For the foreseeable future, the Company intends to continue to devote substantial financial, managerial and personnel resources to its product development efforts. The development of new and enhanced HCISs is a complex and uncertain process requiring high levels of innovation and the accurate anticipation of technological and market trends, and from time to time the Company has experienced delays in introducing new HCISs and HCIS enhancements. The Company intends to complete its migration of products and clients to Windows-based software and to Web-enable certain of its products. An inability to accomplish these initiatives or any significant delay in these initiatives could have an adverse effect on the Company's business and results of operations.
The failure of the Company to develop and introduce new HCISs, such as its pharmacy systems, its Clinical Data Management suite of products or its e-business initiatives, and HCIS enhancements successfully or the failure to respond effectively to technological changes, including the use of the Internet, could have a material adverse effect on the Company's business and results of operations.

     Competition. The markets for HCISs, including the markets for the Company's information systems, are highly competitive. Most of the Company's revenues are derived from lengthy, competitive procurement processes managed by sophisticated purchasers that extensively investigate and compare HCISs offered by the Company and its competitors. The Company believes that the principal competitive factors influencing the market for its HCISs include vendor and product reputation, quality of client support, product architecture, functionality and features, ease of use, rapidity of implementation, product performance and price. There can be no assurance that the Company will be able to compete successfully with respect to any of such factors. In addition, many of the Company's current and potential competitors have significantly greater financial, managerial, development, technical, marketing and sales resources than the Company and may be able to devote those resources to develop and introduce new products more rapidly than the Company or with significantly greater functionality than, and superior overall performance to, those offered by the Company. These competitors may also be able to initiate and withstand significant price decreases more effectively than the Company.

     Regulation. The Company expects that the FDA is likely to become increasingly active in regulating computer software that is intended for use in health care settings. In March 1994, the FDA notified blood bank software manufacturers that blood bank software products would be subject to active device regulation, including premarket notification or premarket approval. Manufacturers were notified to submit a premarket notification by March 31, 1995, although this deadline was later extended to March 31, 1996. Accordingly, the Company submitted a 510(k) notification to the FDA on March 27, 1996 with respect to its Blood Bank software. Following periodic discussions between the FDA and the Company, on December 28, 1998, the FDA notified the Company that the 510(k) notification was incomplete, the Blood Bank product was deemed not substantially equivalent to a predicate device, and a premarket approval application ("PMA") would be required unless additional information was submitted in a new, revised 510(k) notification for the Blood Bank product. The Company submitted a new 510(k) notification on January 29, 1999. On August 16, 1999, the Company received 510(k) clearance for the FlexiLab Blood Bank and Blood Donor System version 5.2 on both the IBM AIX and the Compaq (DEC) UNIX platforms. On November 17, 1999, the Company also received 510(k) clearance for the

FlexiLab Blood Bank and Blood Donor System on the Compaq Alpha Open VMS platform. The Company's ability to sell, promote, and install the FlexiLab Blood Bank and Blood Donor System version 5.2 on other platforms is contingent upon receiving the FDA clearance of a 510(k) notification. In addition, the marketing of versions of the FlexiLab Blood Bank and Blood Donor System other than version 5.2 may require FDA clearance of a 510(k) notification. Compliance with the premarket notification and other device regulatory requirements and any future requirements could be costly and could delay or prelude the introduction of certain new products.

     The HIPAA contains requirements for the establishment of standards for privacy of individually identifiable health information. The HHS has proposed regulations to standardize the electronic exchange of health information, require protection of health information in electronic form, and restrict the use and further disclosure of health information. The regulations are expected to become enforceable two years after adoption of the final rule. The regulations will be applicable to customer operations involving use of the Company's products, and the Company will have to ensure that its products support compliance with HIPAA requirements to the extent the regulations are applicable. The Company cannot determine at this time the effect, if any, that the final HIPAA regulations may have on its business.

     In addition, the health care industry is subject to changing political, economic and regulatory influences that may affect the procurement practices and operation of health care providers. Many lawmakers have announced that they intend to propose programs to reform the United States health care system. These programs may contain proposals to increase governmental involvement in health care, lower reimbursement rates and otherwise change the regulatory environment in which the Company's clients operate. Health care providers may react to these proposals and the uncertainty surrounding such proposals by curtailing or deferring investments, including those for the Company's HCISs. This may result in greater selectivity in the allocation of capital funds, which could have a material adverse effect on the Company's ability to sell HCISs and services. Such regulatory changes, if adopted, and the reaction of health care providers to such changes may have a material adverse effect on the Company's business and results of operations.

     Control by Current Shareholders; Payments upon Change in Control. As of the date of this Report, Dr. Sidney A.
Goldblatt, Chairman of the Board and Chief Executive Officer of the Company; Bradley L. Goldblatt, Dr. Goldblatt and Nina
M. Dmetruk, the Executive Vice President, Chief Financial Officer, Secretary and Treasurer of the Company, as trustees for the benefit of Bradley L. Goldblatt; Bradley L. Goldblatt, Dr. Goldblatt and Ms. Dmetruk, as trustees for the benefit of Curtis S. Goldblatt; and Jodi Beth Gottlieb, Dr. Goldblatt and Ms. Dmetruk, as trustees for the benefit of Jodi Beth Gottlieb (such trusts being collectively referred to herein as the "Trusts") own approximately 76.6% of the outstanding Common Stock. As a result, these shareholders, if acting in concert, will be able to elect or remove the entire Board of Directors and control the outcomes of all other issues submitted to the Company's shareholders for approval. This concentration of ownership may enable Dr. Goldblatt and the Trusts to cause or prevent change in control of the Company without the approval of other shareholders. There can be no assurance that this concentration of ownership will not have a material adverse effect on the market price of the Common Stock. In the event that Dr. Goldblatt, his three children and trusts created in their benefit (including the Trusts) cease to own, directly or indirectly, fifty percent or more of the outstanding stock of the Company, Ms. Dmetruk will be entitled to elect, during the ninety days following such event, to terminate her employment with the Company and receive $1.2 million in severance pay.

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

     Dependence on Key Personnel; Management of Changing Business. The Company's future success depends to a significant extent upon the executive officers, the Board of Directors, and certain other managerial, technical and marketing personnel. The Company has experienced turnover at the executive level in the past, and the loss of the services of key personnel could have a material adverse effect on the Company's business and results of operations. The Company's ability to manage growth will require it to continue to attract, motivate and retain highly skilled managerial, technical and sales and marketing personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting, motivating and retaining the personnel required to maintain and improve its business and results of operations.

     Uncertainty of the Internet. The impact on the Company of emerging areas such as the Internet, electronic commerce and on-line services is uncertain. Rapid growth in the use of and interest in the Internet and electronic commerce is a recent phenomenon and the Company cannot predict with any assurance whether the acceptance and use will continue to develop or that a sufficiently broad base of customers will adopt or continue to use the Internet as a medium of commerce. Demand for and market acceptance of recently introduced services and products over the Internet are subject to a high level of uncertainty and there exist few proven services and products.

     There can be no assurance that the Company will provide a product offering that will satisfy customer demands in these new emerging areas. In addition, standards for network protocols, as well as other standards adopted by the industry for the Internet, are evolving rapidly. There can be no assurance that standards chosen by the Company will leverage its products to compete effectively for Internet business opportunities as they arise. If the Company is unable to develop services and products that attract, retain and expand its customer base, results of operations and financial condition could be materially adversely affected.

     Critical issues concerning the commercial use of the Internet, including security, demand, reliability, cost, ease of use, accessibility, quality of service and potential tax or other government regulation, remain unresolved and may affect the use of the Internet as a medium to support the distribution of the Company's software. If these issues are not favorably resolved, the Company's business, results of operations and financial condition could be materially adversely affected.

     In addition, problems with the Company's computer and communications hardware and network systems, including problems with third parties' systems, could cause interruptions. Those interruptions could result from software or hardware failures, inadequate Internet infrastructure capacity and other human or mechanical causes. The Company expects to experience occasional, temporary capacity constraints due to anticipated increased Internet traffic, which could cause unanticipated system disruptions, slower response time, impaired quality and degradation of levels of customer service. If the Company experiences frequent or long-term system interruptions, it may experience a decrease in the number of customers using its products and services over the Internet.

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

     Transactions with Affiliates. The Company has historically engaged in transactions with affiliates, including Dr. Sidney A. Goldblatt, Trusts and certain affiliates of the Trusts. Although the Company took precautions to achieve results which the Company believes were equivalent to arm's-length transactions, there can be no assurance that actual results will be as favorable to the Company as arm's-length transactions. In May 1996, the Company adopted a policy that all future transactions between the Company and its officers, directors, principal shareholders and their affiliates shall be on terms no less favorable to the Company than could be obtained by the Company from unrelated third parties, and shall be approved by a majority of the outside independent and disinterested directors. This policy does not apply to transactions entered into before the adoption of the policy or to renewals of existing transactions on similar terms.


Executive Officers of the Registrant
------------------------------------

     Information concerning the executive officers of the Company, as of March 17, 2000, is set forth below.

     Name             Age           Position
-------------------  -----  ------------------------
Sidney A. Goldblatt    65   Chief Executive Officer
                            and Chairman of the Board
Mark J. Emkjer         44   President and Chief
                            Operating Officer
Nina M. Dmetruk        47   Executive Vice President-
                            Chief Financial Officer,
                            Secretary, Treasurer and
                            Director
James F. Garliepp      48   Executive Vice President-
                            Chief Design Officer
Ivan G. Boyd           45   Senior Vice President-
                            Sales and Marketing

     Sidney A. Goldblatt, M.D., a co-founder of the Company, has been Chief Executive Officer of the Company since December 1994, a director of the Company since its formation in 1979 and Chairman of the Board since 1987. Dr. Goldblatt also served as President of the Company from September 1986 to February 2000 and Chief Operating Officer of the Company from December 1992 to August 1994. Dr. Goldblatt has served as President and sole shareholder of S. Goldblatt Pathology Associates, P.C. since 1971.

     Mark J. Emkjer has been President of the Company since February 2000 and Chief Operating Officer since January 1999. From April 1996 to December 1998, Mr. Emkjer was employed by Pace, a company that develops clinical decision support software for IDNs, where he served as President and Chief Executive Officer. From January 1991 to March 1996, Mr. Emkjer was employed by Hospital Cost Consultants, a provider of clinical and financial software solutions to the health care industry, where he served as President and Chief Executive Officer.

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

     James F. Garliepp has been Executive Vice President-Chief Design Officer since March 2000. From September 1991 to March 2000, Mr. Garliepp served as Executive Vice President-Chief Technology Officer. Mr. Garliepp previously served as Senior Vice President-Technology from 1989 to September 1991 and served in various other positions from 1982 to 1989.

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


Item 2.  Properties.

     The Company's principal executive and administrative offices and its sales and marketing, customer services and product development facilities are located in two buildings containing 102,000 square feet of office space and 85,000 square feet of office space, respectively, in Tucson, Arizona. The Company leases the buildings from Any Travel, Inc., a travel agency located in Tucson, Arizona, which is owned by the Trusts. The lease for the 102,000 square foot building, which includes an adjacent two-level parking facility, currently requires monthly rental payments of $100,406 and expires in September 2001. The Company occupies approximately 62,656 square feet of office space in the other building and subleases the remaining space to a number of subtenants. The lease for the second building currently requires monthly rental payments of $74,971 and expires in May 2004. Sunquest receives monthly rental payments under the subleases totaling approximately $15,730. In addition, the Company owns a facility containing approximately 43,620 square feet, in Tucson, Arizona, which was purchased in February 1997 for cash in the amount of $1.8 million. The building is being leased to third parties but will eventually be used for office expansion. Currently, Sunquest receives monthly rental payments of approximately $30,289 from this facility. The Company also owns a two-story building, containing approximately 18,000 square feet, in Johnstown, Pennsylvania, which it may use as an office facility.

     Antrim leases office space in Plano, Texas, containing approximately 47,420 square feet. The lease currently requires monthly rental payments of $64,215 and expires in May
2001. Antrim receives monthly rental payments under a sublease totaling approximately $6,222.

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


Item 3.  Legal Proceedings.

     The civil action instituted by the Company in the United States District Court for the Western District of Pennsylvania against Dean Witter Reynolds, Inc. and The Compucare Company for material misrepresentations and omissions in connection with the Company's purchase of the outstanding capital stock of Antrim Corporation was settled in January 2000 without a material impact on the Company's financial statements.

     On February 23, 2000, Dynamic Healthcare Technologies, Inc. ("Dynamic") brought an action against the Company in the Circuit Court for the 11th Judicial Circuit, Dade County, Florida, alleging breaches by the Company of the Value Added Reseller Agreement (the "VAR") between them under which the Company is authorized to grant sub-licenses of Dynamic's CoPath software product. Dynamic seeks monetary damages in an unspecified amount and a declaration by the Court that the VAR should be terminated as a result of the alleged breaches. The Company believes that it has defenses and counterclaims to Dynamic's allegations and, as such, the Company intends to vigorously defend against Dynamic's claims. At the present time, the Company is unable to determine the probable outcome of the lawsuit.

     The Company is also subject to legal proceedings and claims covering a wide range of matters that arose in the ordinary course of business. Management is of the opinion that the potential liability with respect to these legal proceedings and claims will not materially affect the Company's financial position or results of operations.


Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of shareholders during the quarter ended December 31, 1999.

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

                             Price Range
     Period                High       Low
-------------------------------------------
1999
  First quarter          $15.0000  $ 9.3750
  Second quarter         $16.5000  $10.7500
  Third quarter          $17.7500  $12.2500
  Fourth quarter         $16.0000  $10.6875

                             Price Range
     Period                High       Low
-------------------------------------------
1998
  First quarter          $12.3750  $ 7.8750
  Second quarter         $11.0000  $ 6.7500
  Third quarter          $12.3750  $ 7.2500
  Fourth quarter         $15.0000  $ 6.8750

     Except for S corporation distributions, no dividends have been declared or paid on the Company's Common Stock. The Company anticipates that it will retain future earnings, if any, to fund the development and growth of its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The Company's line of credit prohibits the payment of capital distributions or dividends. At March 17, 2000, there were 41 holders of record of the Common Stock, and the Company believes that on that date there were in excess of 1,300 beneficial owners of the Common Stock.


Item 6.  Selected Financial Data.

     The information required by this item is included in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1999 (the "Annual Report") and such information is incorporated herein by reference.


Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

     The information required by this item is included in the Annual Report and such information is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

      The Company is exposed to market risk from changes in interest rates. The Company's primary interest rate risk relates to its short-term investments in Tax-exempt Municipals and Short-term Demand Notes all of which are classified as available-for-sale. At December 31, 1999, the Company had total short-term investments of $37.2 million. Assuming a 10% increase in interest rates on the Company's short-term investments (i.e., an increase from the December 31, 1999 weighted-average interest rate of 5.56% to a weighted-average interest rate of 6.12%), the fair value of these investments would decrease by approximately $621,000.


Item 8.  Financial Statements and Supplementary Data.

     The financial statements, together with the report thereon of Ernst & Young LLP dated February 8, 2000, and supplementary data required by this item are included in the Annual Report and such financial statements and supplementary data are incorporated herein by reference.


Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.

     None


                            Part III

Item 10. Directors and Executive Officers of the
Registrant.

     The information set forth under the caption "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K and the information set forth under the caption "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference.


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


                            Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

 (a) The following documents are filed as a part of this Report:

     (1) Financial Statements (Incorporated by reference in Item 8)
         ----------------------------------------------------------

        Report of Independent Auditors dated February 8, 2000

        Consolidated Balance Sheets as of December 31, 1999 and 1998

        Consolidated Statements of Income and Comprehensive
        Income for the years ended December 31, 1999, 1998 and 1997

        Consolidated Statements of Shareholders' Equity for the years ended December 31, 1999, 1998 and 1997

        Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

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

     (2) Exhibits
         --------

     3A Amended and Restated Articles of Incorporation of the registrant. (1)

     3B    Amended and Restated Bylaws of the registrant. (1)

     10.3 Sunquest Information Systems, Inc. and Affiliates 401(k) Profit Sharing Plan (as Amended and Restated Generally
           Effective January 1, 1997). (2) (3)

     10.4  Qualified Plan Trust Agreement dated September 2, 1999 between the registrant and T. Rowe Price Trust Company. (2) (3)

     10B Lease Agreement dated as of September 17, 1991 between the registrant, as lessee, and Any Travel, Inc., as lessor, with respect to the premises located at 4801 East Broadway Boulevard, Tucson, Arizona. (1)

     10E Triple Net Lease Agreement dated as of May 2, 1994 between the registrant, as lessee, and Any Travel, Inc., as lessor, with respect to the premises located at 1121-1161 North El Dorado Place in Tucson, Arizona. (1)

     10I.3 Stock Incentive Plan of 1996, as amended March 12, 1998. (2) (5)

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

     10P   Employment Agreement effective May 26, 1996 between
           Nina M. Dmetruk and the registrant. (1) (2)

     10Q Lease dated June 1, 1996 between Antrim Corporation, as lessee, and Massachusetts Mutual Life Insurance
           Company, as lessor, with respect to office space in Plano, Texas. (6)

     10S Form of Underwriting Agreement dated May 30, 1996, filed as Exhibit 1A to Registration Statement No. 333-2790 and incorporated herein by reference.

     10T Business Loan Agreement dated as of December 30, 1997, among the registrant, Sunquest Europa Limited, Antrim Corporation, Sunquest Pharmacy Information Systems, Inc., Sunquest Germany GmbH and Bank of America National Trust and Savings Association. (5)

     10.2 Second Amendment to Business Loan Agreement dated December 30, 1997, among the registrant, Sunquest Europa Limited, Antrim Corporation,
           Sunquest Pharmacy Information Systems, Inc.,
           Sunquest Germany GmbH and Bank of America National
           Trust and Savings Associations, filed as Exhibit
           10.1 to Form 10-Q for the quarter ended June 30, 1999.

     10U Stock Purchase Agreement with The Compucare Company, dated as of November 26, 1996, filed as Exhibit 2A to Form 8-K dated December 11, 1996 and incorporated herein by reference.

     10.1  Employment Agreement effective December 14, 1998
           between Mark J. Emkjer and the registrant. (2) (4)

     13.1  Financial Information Section of Annual Report to
           Shareholders for 1999. (3)

     21.1  Subsidiaries of the registrant. (3)

     23.1  Consent of Independent Auditors, dated March 27, 2000. (3)

     27.1 Financial Data Schedule for the year ended December 31, 1999. (3)

     99.1 CD Presentation (3)

     ___________________
     (1) Filed, under the same number, as an exhibit to Registration Statement No. 333-2790 and incorporated herein by reference.

     (2)  Management contract or compensatory plan or arrangement.

     (3)  Filed herewith.

     (4)  Filed, under the same number, as an exhibit to the Form
          10-K for the year ended December 31, 1998.

     (5)  Filed, under the same number, as an exhibit to the Form
          10-K for the year ended December 31, 1997.

     (6)  Filed, under the same number, as an exhibit to the Form
          10-K for the year ended December 31, 1996.


(b)  Reports on Form 8-K

        No reports on Form 8-K were filed by the registrant during the quarter ended December 31, 1999.

                          SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Johnstown, Commonwealth of Pennsylvania, on March 27, 2000.

                    SUNQUEST INFORMATION SYSTEMS, INC.
                              (Registrant)

                    By:  /s/ Sidney A. Goldblatt
                         _______________________
                         Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

     Signature             Title                             Date
     ---------             -----                             ----

/s/ Sidney A. Goldblatt    Chairman of the Board and         March 27,2000
_______________________    Chief Executive Officer
 Sidney A. Goldblatt       (Principal Executive Officer)
                           and Director

/s/ Nina M. Dmetruk        Executive Vice President and     March 27, 2000
_______________________    Chief Financial Officer
 Nina M. Dmetruk           (Principal Financial and
                           Accounting Officer) and Director

/s/ Richard W. Barker      Director                         March 27, 2000
_______________________
 Richard W. Barker

/s/ Larry R. Ferguson      Director                         March 27, 2000
_______________________
 Larry R. Ferguson

/s/ Curtis S. Goldblatt    Director                         March 27, 2000
_______________________
 Curtis S. Goldblatt

/s/ Stanley J. Lehman      Director                         March 27, 2000
_______________________
 Stanley J. Lehman

/s/ Charles A. Schliebs    Director                         March 27, 2000
_______________________
 Charles A. Schliebs

              Sunquest Information Systems, Inc.

       Form 10-K For Fiscal Year Ended December 31, 1999
                  Commission File No. 0-28212
                  ---------------------------

                         Exhibit Index
                         -------------

Exhibit No.     Description
-----------     -----------

3A Amended and Restated Articles of Incorporation of the registrant. *

3B              Amended and Restated Bylaws of the registrant. *

10.3 Sunquest Information Systems, Inc. and Affiliates 401(k) Profit Sharing Plan (as Amended and Restated Generally Effective January 1, 1997).

10.4 Qualified Plan Trust Agreement dated September 2, 1999 between the registrant and T. Rowe Price Trust Company.

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

10T             Business Loan Agreement dated as of December 30,
                1997, among the registrant, Sunquest Europa Limited, Antrim Corporation, Sunquest Pharmacy Information Systems, Inc., Sunquest Germany GmbH and Bank of America National Trust and Savings Association. *

10.2 Second Amendment to Business Loan Agreement dated December 30, 1997, among the registrant, Sunquest Europa Limited, Antrim Corporation, Sunquest Pharmacy Information Systems, Inc., Sunquest Germany GmbH and Bank of America National Trust and Savings Associations. *

10U Stock Purchase Agreement with The Compucare Company, dated as of November 26, 1996. *

10.1 Employment Agreement effective December 14, 1998 between Mark J. Emkjer and the registrant. *

13.1            Financial Information Section of Annual Report to
                Shareholders for 1999.

21.1            Subsidiaries of the registrant.

23.1            Consent of Independent Auditors, dated March 27, 2000.

27.1            Financial Data Schedule for the year ended December
                31, 1999.

99.1            CD Presentation

___________________
* Incorporated by reference.