Form 10-Q
period 2000-03-31
SUNQUEST INFORMATION SYSTEMS INC
filed 2000-05-15
CIK 1011340

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
MARCH 31, 2000
                               OR

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


On May 12, 2000, there were 15,550,147 shares of Common Stock outstanding.

               Sunquest Information Systems, Inc.
                            Form 10-Q
          For the Quarterly Period Ended March 31, 2000

                        Table of Contents

                                                             Page
                                                             ----
Part I. Financial Information

  Item 1. Financial Statements

           (a.) Condensed consolidated balance sheets as        3
           of March 31, 2000 (unaudited) and December 31,
           1999

           (b.) Unaudited condensed consolidated                4
           statements of income and comprehensive income for each of the three-month periods ended March
           31, 2000 and March 31, 1999

           (c.) Unaudited condensed consolidated                5
           statements of cash flows for each of the three-month periods ended March 31, 2000 and March
           31, 1999

           (d.) Notes to unaudited condensed consolidated       6
           financial statements

  Item 2.  Management's Discussion and Analysis of             10
           Financial Condition and Results of Operations

  Item 3.  Quantitative and Qualitative Disclosures About      15
           Market Risk

Part II.   Other Information

  Item 1.  Legal Proceedings                                   16

  Item 2.  Changes in Securities and Use of Proceeds           16

  Item 3.  Defaults Upon Senior Securities                     16

  Item 4.  Submission of Matters to a Vote of Security         16
           Holders

  Item 5.  Other Information                                   16

  Item 6.  Exhibits and Reports on Form 8-K                    17

           (a.)  Exhibits                                      17

           (b.)  Reports on Form 8-K                           17

Signatures                                                     18

Part I. Financial Information
Item 1. Financial Statements

               Sunquest Information Systems, Inc.
              Condensed Consolidated Balance Sheets
                         (In thousands)

                                               March 31,    December 31,
                                                 2000           1999
                                               ---------    ------------
                                              (unaudited)
       ASSETS

       Cash and cash equivalents                $  9,024        $  9,660
       Short-term investments                     44,705          37,218
       Trade receivables, net                     39,709          43,079
       Other current assets                        2,580           2,393
       Deferred tax assets                         1,888           1,888
                                                --------        --------
         Total current assets                     97,906          94,238

       Property and equipment, net                10,470          10,100
       Capital leases from related party, net      2,314           2,512
       Software development costs, net             9,508           9,493
       Deferred tax assets                           479             479
       Other assets, net                             415             441
                                                --------        --------
         Total assets                           $121,092        $117,263
                                                ========        ========

       LIABILITIES AND SHAREHOLDERS' EQUITY

       Accounts payable                         $  4,252        $  2,485
       Accrued compensation and related taxes      4,656           5,646
       Accrued expenses                            4,051           5,468
       Obligations under capital leases from
        related party                              1,114           1,064
       Deferred revenue                           14,106          11,919
                                                --------        --------
         Total current liabilities                28,179          26,582

       Obligations under capital leases
        from related party                         2,801           3,099
       Deferred income taxes                       1,959           1,959

       Shareholders' equity
         Common stock                             52,493          52,460
         Retained earnings                        36,115          33,490
         Accumulated other comprehensive loss       (455)           (327)
                                                --------        --------
           Total shareholders' equity             88,153          85,623
                                                --------        --------
           Total liabilities and
             shareholders' equity               $121,092        $117,263
                                                ========        ========

See accompanying notes.

               Sunquest Information Systems, Inc.
  Condensed Consolidated Statements of Income and Comprehensive Income
            (In thousands, except per share amounts)
                           (Unaudited)

                                                  Three Months Ended
                                                       March 31,
                                                  ------------------
                                                    2000      1999
                                                  --------  --------
        Revenues:
          System sales                            $  9,920  $ 14,542
          Support and service                       18,751    18,178
                                                  --------  --------
        Total revenues                              28,671    32,720
                                                  --------  --------
        Operating expenses:
          Cost of system sales                       5,038     6,463
          Client services                            8,259     9,428
          Research and development                   4,144     4,099
          Sales and marketing                        4,063     4,390
          General and administrative                 3,562     4,310
          Gain on sale of assets                         -      (681)
                                                  --------  --------
        Total operating expenses                    25,066    28,009
                                                  --------  --------
        Operating income                             3,605     4,711
        Other income (expense):
          Interest income                              580       321
          Interest expense                            (278)     (318)
          Other                                        308      (109)
                                                  --------  --------
        Income before income taxes                   4,215     4,605
        Income tax provision                         1,590     1,715
                                                  --------  --------
        Net income                                   2,625     2,890
        Other comprehensive loss, net of tax:
          Foreign currency translation
            adjustment                                (128)     (153)
          Unrealized loss on securities
            available-for-sale                           -        (3)
                                                  --------  --------
        Comprehensive income                      $  2,497  $  2,734
                                                  ========  ========

        Net income per share:
          Basic                                       $.17      $.19
                                                  ========  ========
          Diluted                                     $.17      $.19
                                                  ========  ========

        Weighted-average shares outstanding:
          Basic                                     15,547    15,394
                                                  ========  ========
          Diluted                                   15,637    15,512
                                                  ========  ========

See accompanying notes.

               Sunquest Information Systems, Inc.
         Condensed Consolidated Statements of Cash Flows
                         (In thousands)
                           (Unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                          ------------------
                                                            2000      1999
                                                          --------  --------
Cash flows from operating activities:
  Net income                                              $  2,625  $  2,890
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation and amortization                            1,959     2,005
    Bad debt expense                                           101       257
    Deferred revenue                                         2,187     1,354
    Deferred income taxes                                        -        (1)
    Gain on sale of assets                                       -      (681)

  Changes in operating assets and liabilities:
    Receivables                                              3,269       602
    Inventory                                                   90       (69)
    Prepaid expenses and other                                (262)        4
    Other assets                                               (14)       63
    Accounts payable                                         1,767      (358)
    Accrued compensation and related taxes                    (990)    1,144
    Other accrued expenses                                  (1,414)    1,845
                                                          --------  --------
      Net cash provided by operating activities              9,318     9,055
                                                          --------  --------
Cash flows from investing activities:
  Purchase of property and equipment                        (1,210)     (283)
  Costs related to acquisitions                                 (3)   (1,097)
  Capitalized software development costs                      (911)   (1,910)
  Purchase of investments                                   (9,687)  (11,354)
  Proceeds from sale of investments                          2,200     9,551
  Proceeds from sale of assets                                   -       750
                                                          --------  --------
      Net cash used in investing activities                 (9,611)   (4,343)
                                                          --------  --------

Cash flows from financing activities:
  Principal payments on capitalized
    leases, primarily from related party                      (248)     (222)
  Net proceeds from issuance of stock                           33        25
                                                          --------  --------
      Net cash used in financing activities                   (215)     (197)
                                                          --------  --------
Foreign currency translation adjustment                       (128)     (153)
                                                          --------  --------
Net (decrease) increase in cash and cash equivalents          (636)    4,362
Cash and cash equivalents at beginning of period             9,660     7,057
                                                          --------  --------
Cash and cash equivalents at end of period                $  9,024  $ 11,419
                                                          ========  ========

See accompanying notes.

Notes to Unaudited Condensed Consolidated Financial Statements


Note 1 - Interim Statement Presentation

The unaudited condensed consolidated financial statements of Sunquest Information Systems, Inc. (the "Company") have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission") and in accordance with generally accepted accounting principles for the preparation of interim financial statements. Accordingly, certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed.
These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto incorporated by reference into the Company's 1999 Annual Report on Form 10-K filed with the Commission. The 1999 balance sheet amounts were derived from audited statements.

The consolidated financial statements for the period ended March 31, 2000 include the accounts of the Company, Sunquest Europa Limited, Sunquest Germany GmbH, Antrim Corporation, Sunquest Pharmacy Information Systems, Inc., e-Suite, Inc. ("e-Suite") and Sunquest Information Systems (India) Private Limited ("Sunquest India"). Sunquest India and e-Suite are wholly owned subsidiaries that were formed during the first quarter of 2000. All transactions between the Company and its consolidated subsidiaries have been eliminated in preparing the consolidated financial statements.

In the opinion of management, all necessary adjustments, consisting of normal and recurring adjustments, have been made to provide a fair presentation to the unaudited financial information. The operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for any other interim period or for the full year ending December 31, 2000.


Note 2 - Employee Stock Purchase Plan

In the three months ended March 31, 2000, the Company issued
2,274 shares of its Common Stock for approximately $27,000 pursuant to the Employee Stock Purchase Plan.


Note 3 - Taxes

The effective income tax rates are based upon the relationship of annual forecasted income and income taxes. To the extent that these rates differ from the federal statutory rates, the cause is primarily related to state income taxes and tax credits.

Note 4 - Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

                                            Three Months Ended
                                                 March 31,
                                          ----------------------
                                             2000        1999
                                          ----------  ----------
Numerator for basic and diluted net
  income per share:
  Net income                              $2,625,000  $2,890,000
                                          ==========  ==========
Denominator:
  Denominator for basic net income per
    share -- weighted-average shares      15,547,499  15,394,483
  Effect of stock options                     89,701     117,209
                                          ----------  ----------
  Denominator for diluted net income
    per share -- adjusted weighted-
    average shares                        15,637,200  15,511,692
                                          ==========  ==========

Basic net income per share                      $.17        $.19
                                          ==========  ==========
Diluted net income per share                    $.17        $.19
                                          ==========  ==========

Note 5 - Investments

At March 31, 2000, all of the Company's investments in debt securities have been classified as available-for-sale securities. Available-for-sale securities are carried at fair value with net unrealized gains and losses on such securities, net of tax, reported as a component of shareholders' equity and other comprehensive income. At March 31, 2000, the amortized cost of the Company's investment in debt securities approximated the fair value and as such, there was no adjustment to shareholders' equity.


Note 6 - Segment Information

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information ("SFAS
No. 131")." The Company adopted SFAS No. 131 effective with the year ended December 31, 1998. SFAS No. 131 redefined how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. In addition, SFAS No. 131 establishes standards for related disclosures about major customers, products and services and geographic areas. Operating segments are defined as a component of a business enterprise that discrete financial information is available for review by the chief operating decision maker, or decision making group, in making decisions about resources to be allocated and to access performance. Since it is management's intent to expand operations related to e-Commerce, a segment which has not been material in prior periods, it is believed that the financial statement user would benefit from a separate presentation of selected financial information attributable to this operating segment.

Currently, the Company manages its operations through two business segments: Core Business and e-Commerce.

     Core Business: This reportable segment consists of the Company's healthcare information systems that include software licenses, related hardware, relicensed software, resold software and value-added services. The principal markets for this segment include large and mid-sized hospitals, clinics and other facilities, including integrated delivery networks.

     e-Commerce: This reportable segment consists of the Company's Internet-based initiatives. Currently, the Company offers two products, e-Commercial Lab and e-Financial, which are Internet-based application service provider ("ASP") products hosted and maintained at the Company's offices and accessed by customers over the Internet for a monthly fee. By hosting and maintaining applications at a central site and providing user access over the Internet, these products eliminate the customer's need for capital investment in information systems and internal staff, while providing access to state-of-the-art clinical systems. Another product, e-Hospital Lab, is ready for Beta release. The principal markets for the products currently available are the smaller hospital and commercial laboratories. The Company's strategic initiatives include future releases of ASP product offerings as well as introducing additional Internet ventures and products which will target additional markets.

The Company evaluates performance based on several factors, of which the primary financial measure is net income for the Core Business segment and revenue, both prospective and actual, for the e-Commerce segment. In arriving at each reportable segment's net income, the Company is allocating department overhead expenses, sales and marketing expenses, general and administrative expenses and other income/expense. These items, as well as assets utilized, are being allocated as follows: (1) department overhead, general and administrative expenses and assets utilized based on direct labor; (2) sales and marketing based on total sales dollars and (3) other income/expense based on revenue dollars.

Summarized financial information concerning the Company's operating segments is shown below:

                                 Three Months Ended March 31, 2000
                            --------------------------------------------
                              Core Business      e-Commerce      Total
                            -----------------  --------------  ---------
                              (in thousands, except per share amounts)

Revenues                            $  28,671         $     -  $  28,671
Operating income (loss)                 4,329            (724)     3,605
Net income (loss)                       3,076            (451)     2,625
Net income (loss) per
  diluted share (1)                       .20            (.03)       .17
Total assets                          117,907           3,185    121,092

                                 Three Months Ended March 31, 1999
                            --------------------------------------------
                              Core Business      e-Commerce     Total
                            -----------------  -------------- ----------
                              (in thousands, except per share amounts)

Revenues                            $  32,720         $     -  $  32,720
Operating income                        4,711               -      4,711
Net income                              2,890               -      2,890
Net income per
  diluted share (1)                       .19               -        .19
Total assets                          108,668               -    108,668



(1) Diluted net income (loss) per share is determined for each operating segment assuming diluted shares outstanding for the Company are attributable to each segment.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations


Forward-Looking Statements
--------------------------

     This report, and other reports and communications to shareholders, contains forward-looking statements, including statements which contain words such as "will," "expects," "believes," "plans," "anticipates" and words of similar impact. Certain other factors affecting future performance, including but not limited to dependence on laboratory information system products, competition in the marketplace, Year 2000 readiness of the Company's products and of other vendors' products utilized by the Company, purchase and installation decisions of customers, pricing decisions of competitors, changes in regulatory requirements, product status and development risks and uncertainties and uncertainties concerning the commercial use of the Internet, could cause actual results to differ materially from such forward-looking statements. These and other factors affecting future performance are detailed in the Company's 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission.


General
-------

     Sunquest Information Systems, Inc. designs, develops, markets, installs and supports health care information systems, its Core Business segment, for large and mid-sized hospitals, clinics and other facilities, including integrated delivery networks. Revenues from the Company's Core Business segment are derived from the licensing of software, the provision of value-added services and the sale of related hardware.

     The Company's e-Commerce segment provides Internet-based application service provider ("ASP") products for smaller hospital and commercial laboratories. Revenues from the Company's products currently included in the e-Commerce segment will be derived from monthly subscription fees and related installation services.

     During the first quarter ended March 31, 2000, the Company signed two contracts for its e-Commercial Lab and e-Financial products. These Internet-based ASP products are hosted and maintained at the Company's offices and are accessed by customers over the Internet for a monthly fee. The Company's strategic initiatives include future increases in ASP product offerings.

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

     The effect of the previously described gain on sale of assets on diluted net income per share follows:

                                      Three Months Ended
                                           March 31,
                                      ------------------
                                        2000      1999
                                      --------  --------
Diluted net income per share
  excluding gain on sale of assets        $.17      $.16
Gain on sale of assets                       -       .03
                                          ----      ----
                                          $.17      $.19
                                          ====      ====

     The results of operations for the three months ended March
31, 2000 are not necessarily indicative of the results that may be expected for any other interim period or for the full year ending December 31, 2000.


Results of Operations
---------------------

Comparison of Three Months Ended March 31, 2000 and March 31, 1999

     Revenues. The Company's total revenues were $28.7 million for the three months ended March 31, 2000 compared to $32.7 million for the three months ended March 31, 1999, a decrease of $4.0 million, or 12.4%. Revenues from system sales were $9.9 million for the three months ended March 31, 2000 compared to $14.5 million for the three months ended March 31, 1999, a decrease of $4.6 million, or 31.8%. This decrease was primarily attributable to a decrease in installations of software and decreases in hardware and operating system deliveries. Revenues from support and service were $18.8 million for the three months ended March 31, 2000 compared to $18.2 million for the three months ended March 31, 1999, an increase of $573,000, or 3.2%. This increase was primarily attributable to growth in support services to the Company's installed customer base and growth in consulting and other fee-for-service activities partially offset by decreased service fees related to Year 2000 installations.

     Over the last three years, the Company has been experiencing a favorable trend in revenue mix. As a percentage of total revenues, software license fees and services revenues have been increasing and hardware revenues, which have lower margins, have been decreasing. This was evident during the first quarter of 2000 as hardware revenues were 13.9% of total revenues compared to 18.6% during the first quarter of 1999 however the Company cannot determine with certainty whether this trend in decreasing hardware revenues will continue in future periods.

     At March 31, 2000, the Company had a total contract backlog of $121.2 million, which consisted of $53.2 million of system sales and services, and $68.0 million of support and subscription fees. The Company's total contract backlog at December 31, 1999 was $124.6 million, which consisted of $55.9 million of system sales and services, and $68.7 million of support. At March 31, 1999, total contract backlog was $125.4 million, which consisted of $62.4 million of system sales and services, and $63.0 million of support.

     During the third quarter of 1999, the Company experienced a delay in sales signings, although the pipeline of potential sales increased. Customers indicated that the delay was the result of the effects of Year 2000 issues and the Balanced Budget Amendment of 1997. Sales signings during the fourth quarter of 1999 increased 62% over those of the third quarter of 1999. As anticipated, sales signings during the first quarter of 2000 were below the fourth quarter of 1999. The Company believes this is the result of carryover projects related to the Year 2000 and historical buying cycles and anticipates that sales signings will begin to accelerate during the second quarter of 2000.

     Cost of System Sales. Cost of system sales was $5.0 million for the three months ended March 31, 2000 compared to $6.5 million for the three months ended March 31, 1999, a decrease of $1.4 million, or 22.0%. As a percentage of total revenues, cost of system sales was 17.6% in 2000 compared to 19.8% in 1999. The dollar decrease was primarily attributable to decreases in hardware and operating system deliveries. Amortization of previously capitalized software development costs was $896,000 for the three months ended March 31, 2000 compared to $884,000 for the three months ended March 31, 1999, an increase of $12,000, or 1.4%. The increase in amortization was primarily attributable to increased amortization of the Company's clinical
and reference laboratory systems.   The increases were partially
offset by decreased amortization of the Company's pharmacy systems.

     Client Services. Client services expenses were $8.3 million for the three months ended March 31, 2000 compared to $9.4 million for the three months ended March 31, 1999, a decrease of $1.2 million, or 12.4%. As a percentage of total revenues, client services expenses were 28.8% in both 2000 and 1999. The dollar decrease was primarily attributable to reductions in staff and outside consultants dedicated to Year 2000 installations.

     Research and Development. Research and development expenses were $4.1 million for the three months ended March 31, 2000 compared to $4.1 million for the three months ended March 31, 1999, an increase of $45,000, or 1.1%. As a percentage of total revenues, research and development expenses were 14.4% in 2000 compared to 12.5% in 1999. The dollar increase in research and development expenses was primarily attributable to increased efforts related to the development, enhancement and documentation of the Company's e-Suite and clinical laboratory systems. The increases were partially offset by decreased expenses related to non-clinical laboratory systems and the 1999 legal and professional fees associated with the United States Food and Drug Administration registration of the Company's Blood Bank product. The Company capitalized $911,000 of its software development costs for the three months ended March 31, 2000 compared to $910,000 for the three months ended March 31, 1999.

     Sales and Marketing. Sales and marketing expenses were $4.1 million for the three months ended March 31, 2000 compared to $4.4 million for the three months ended March 31, 1999, a decrease of $327,000, or 7.4%. As a percentage of total revenues, sales and marketing expenses were 14.2% in 2000 compared to 13.4% in 1999. The dollar decrease was primarily attributable to decreases in commissions resulting from a decrease in sales bookings of 45.6% during the first quarter of 2000 as compared to the corresponding period in 1999 and to timing of marketing expenses.

     General and Administrative. General and administrative expenses were $3.6 million for the three months ended March 31, 2000 compared to $4.3 million for the three months ended March 31, 1999, a decrease of $748,000, or 17.4%. As a percentage of total revenues, general and administrative expenses were 12.4% in 2000 compared to 13.2% in 1999. The dollar decrease was primarily attributable to decreases in variable compensation relating to employee incentives, sales tax accruals, and legal fees and expenses.

     Transition Costs. For the three months ended March 31, 1999, the Company paid previously accrued transition costs established at the time of the acquisition of Antrim Corporation ("Antrim") of $1.1 million. These costs were associated with replacing certain Antrim software products with Sunquest products.


Liquidity and Capital Resources
-------------------------------

     At March 31, 2000, the Company had cash and short-term investments of $53.7 million, which consisted of cash of $9.0 million and short-term investments of $44.7 million. This compares to cash and short-term investments of $46.9 million at December 31, 1999 and cash and short-term investments of $40.5 million at March 31, 1999, increases of $6.9 million and $13.2 million, respectively. Cash provided by operating activities was $9.3 million for the three months ended March 31, 2000 compared to $9.1 million for the three months ended March 31, 1999.

     As of March 31, 2000, the Company had net trade receivables of $39.7 million which consisted of $27.6 million in net billed trade receivables and $12.1 million in unbilled trade receivables. At December 31, 1999, the Company had net trade receivables of $43.1 million which consisted of $31.0 million in net billed trade receivables and $12.1 million in unbilled trade receivables. The unbilled receivables represent revenue that has been recognized in accordance with the percentage-of-completion accounting method, but which has not yet been billed to customers under contractual milestone billings. Generally, the unbilled amounts will be billed and collected within the following twelve months. The Company maintains an allowance for doubtful accounts that it believes is adequate to cover potential credit losses. The average collection period, a rolling twelve-month average, on net billed trade receivables was 80 days at March 31, 2000 compared to 76 days at December 31, 1999 and 68 days at March 31, 1999. The Company has responded to the increase in average collection period with intensified collection efforts which produced the highest quarter of collections in its history.
Days sales outstanding ("DSO") was 125 at March 31, 2000 compared to 120 at December 31, 1999 and 108 at March 31, 1999.

     Cash used in investing activities was $9.6 million for the three months ended March 31, 2000. Purchases of investments totaled $9.7 million and proceeds from the sale of investments totaled $2.2 million. Purchases of property and equipment totaled $1.2 million and consisted primarily of purchases of computer software, computers and computer-related equipment. Capitalized software development costs totaled $911,000.

     Cash used in financing activities was $215,000 for the three months ended March 31, 2000. Of this amount, $248,000 was used for principal payments on capital leases. This amount was partially offset by the issuance of 2,274 shares of Common Stock for approximately $27,000 under the Employee Stock Purchase Plan and the issuance of 673 shares of Common Stock for approximately $6,000 under the Stock Incentive Plan of 1996, as amended.

     At March 31, 2000, working capital was $69.7 million compared to $67.7 million at December 31, 1999.

     The Company has a revolving line of credit with a bank allowing the Company to borrow up to $10.0 million. Any borrowings under the line of credit will bear interest at the bank reference rate unless the Company elects a fixed rate or certain variable rates contemplated by the agreement. All outstanding principal and interest under the line of credit is due April 28, 2000 except for any amounts outstanding under stand-by letters of credit which have a maximum maturity of 365 days. Borrowings under the line of credit are secured by all of the Company's assets. Approximately $1.4 million of the line of credit is used to secure letters of credit and is not available for immediate expenditure. There were no borrowings outstanding as of March 31, 2000.

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


New Accounting Standards
------------------------

     During the fourth quarter of 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." The provisions of SAB No. 101 are required to be adopted no later than the second quarter of the fiscal year beginning after December 15, 1999. Management has not completed the analysis of SAB No. 101, but currently believes that it will not impact the Company on a material basis. The provisions of SAB No. 101 will be further analyzed during the second quarter to confirm or reject this belief.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to market risk from changes in interest rates. The Company's primary interest rate risk relates to its short-term investments in Tax-exempt Municipals Bonds and Short-term Demand Notes all of which are classified as available-for-sale. At March 31, 2000, the Company had total short-term investments of $44.7 million. Assuming a 10% increase in interest rates on the Company's short-term investments (i.e., an increase from the March 31, 2000 weighted-average interest rate of 3.924% to a weighted-average interest rate of 4.316%), the fair value of these investments would decrease by approximately $498,000.

Part II. Other Information

Item 1. Legal Proceedings

     On March 17, 2000, the Company removed the civil action instituted by Dynamic Healthcare Technologies, Inc. ("Dynamic") against the Company to the United States District Court for the Southern District of Florida. On April 6, 2000, the Company moved to dismiss the civil action for lack of personal jurisdiction. The Company's motion is currently pending before the Court.

     On April 17, 2000, the Company brought a civil action against Dynamic in the United States District Court for the Western District of Pennsylvania, alleging breaches by Dynamic of the Value Added Reseller Agreement (the "VAR") between them, and that Dynamic tortiously interfered with the Company's current and prospective contractual relations, and defamed and disparaged the Company. In the civil action, the Company seeks damages of an unspecified amount and a declaration by the Court that Dynamic is obligated to perform its contractual obligations under the VAR. The Company intends to vigorously pursue its claims against Dynamic. At the present time, the Company is unable to determine the probable outcome of the lawsuit.

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

Item 3. Defaults Upon Senior Securities
          None.

Item 4. Submission of Matters to a Vote of Security Holders
          None.

Item 5. Other Information
          None.

Item 6. Exhibits and Reports on Form 8-K

          (a.) Exhibits

               10.1 - Third Amendment to Business Loan Agreement
                      dated December 30, 1997, among the
                      registrant, Sunquest Europa Limited, Antrim
                      Corporation, Sunquest Pharmacy Information
                      Systems, Inc., Sunquest Germany GmbH,
                      Sunquest India Ltd. and Bank of America N.A., filed herewith.

               27.1 - Financial Data Schedule for the Three
                      Months Ended March 31, 2000, filed herewith.

          (b.) Reports on Form 8-K

               No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2000.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              SUNQUEST INFORMATION SYSTEMS, INC.
                                         (Registrant)



Date: May 12, 2000      By: /s/ Nina M. Dmetruk
                            ____________________________________________________
                            Nina M. Dmetruk
                            Executive Vice President and Chief Financial Officer (Authorized Officer of the Registrant and Principal Financial and Accounting Officer)