Form 10-Q
period 2000-06-30
SUNQUEST INFORMATION SYSTEMS INC
filed 2000-08-14
CIK 1011340

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
JUNE 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


On August 11, 2000, there were 15,551,538 shares of Common Stock outstanding.

               Sunquest Information Systems, Inc.
                            Form 10-Q
          For the Quarterly Period Ended June 30, 2000

                        Table of Contents


                                                            Page
                                                            ----
Part I.    Financial Information

  Item 1.  Financial Statements

           (a.) Condensed consolidated balance sheets as       3
           of June 30, 2000 (unaudited) and December 31,
           1999

           (b.) Unaudited condensed consolidated               4
           statements of income and comprehensive income for each of the three and six month periods ended June 30, 2000 and June 30, 1999

           (c.) Unaudited condensed consolidated               5
           statements of cash flows for each of the six
           month periods ended June 30, 2000 and June 30,
           1999

           (d.) Notes to unaudited condensed consolidated      6
           financial statements

  Item 2.  Management's Discussion and Analysis of            10
           Financial Condition and Results of Operations

  Item 3.  Quantitative and Qualitative Disclosures About     17
           Market Risk

Part II.   Other Information

  Item 1.  Legal Proceedings                                  18

  Item 2.  Changes in Securities and Use of Proceeds          19

  Item 3.  Defaults Upon Senior Securities                    19

  Item 4.  Submission of Matters to a Vote of Security        19
           Holders

  Item 5.  Other Information                                  20

  Item 6.  Exhibits and Reports on Form 8-K                   20

           (a.)  Exhibits                                     20

           (b.)  Reports on Form 8-K                          20

Signatures                                                    21

Part I.  Financial Information
Item 1.  Financial Statements

               Sunquest Information Systems, Inc.
              Condensed Consolidated Balance Sheets
                         (In thousands)




                                                 June 30,    December 31,
                                                   2000         1999
                                               ------------  ------------
                                                (unaudited)
       ASSETS

       Cash and cash equivalents                  $  8,794     $  9,660
       Short-term investments                       47,075       37,218
       Trade receivables, net                       39,826       43,079
       Other current assets                          2,553        2,393
       Deferred tax assets                           1,888        1,888
                                                  --------     --------
         Total current assets                      100,136       94,238

       Property and equipment, net                  10,615       10,100
       Capital leases from related party, net        2,116        2,512
       Software development costs, net              10,272        9,493
       Deferred tax assets                             479          479
       Other assets, net                               389          441
                                                  --------     --------
         Total assets                             $124,007     $117,263
                                                  ========     ========

       LIABILITIES AND SHAREHOLDERS' EQUITY

       Accounts payable                           $  3,099     $  2,485
       Accrued compensation and related taxes        4,926        5,646
       Accrued expenses                              4,900        5,468
       Obligations under capital leases
         from related party                          1,167        1,064
       Deferred revenue                             14,521       11,919
                                                  --------     --------
         Total current liabilities                  28,613       26,582

       Obligations under capital leases
         from related party                          2,489        3,099
       Deferred income taxes                         1,959        1,959

       Shareholders' equity
         Common stock                               52,508       52,460
         Retained earnings                          39,301       33,490
         Accumulated other comprehensive loss         (863)        (327)
                                                  --------     --------
           Total shareholders' equity               90,946       85,623
                                                  --------     --------
           Total liabilities and
             shareholders' equity                 $124,007     $117,263
                                                  ========     ========


See accompanying notes.

                 Sunquest Information Systems, Inc.
  Condensed Consolidated Statements of Income and Comprehensive Income
              (In thousands, except per share amounts)
                            (Unaudited)

                                      Three Months Ended    Six Months Ended
                                           June 30,             June 30,
                                      ------------------   ------------------
                                        2000      1999       2000      1999
                                      --------  --------   --------  --------
Revenues:
  System sales                         $11,481   $14,162    $21,401   $28,704
  Support and service                   19,079    19,603     37,830    37,781
                                       -------   -------    -------   -------
Total revenues                          30,560    33,765     59,231    66,485
                                       -------   -------    -------   -------
Operating expenses:
  Cost of system sales                   5,132     6,248     10,170    12,711
  Client services                        7,020     9,306     15,279    18,734
  Research and development               4,514     3,919      8,658     8,018
  Sales and marketing                    5,222     3,997      9,285     8,387
  General and administrative             4,062     4,261      7,624     8,571
  Gain on sale of assets                     -         -          -      (681)
                                       -------   -------    -------   -------
Total operating expenses                25,950    27,731     51,016    55,740
                                       -------   -------    -------   -------

Operating income                         4,610     6,034      8,215    10,745
Other income (expense):
  Interest income                          775       389      1,355       710
  Interest expense                        (272)     (308)      (550)     (626)
  Other                                    (58)       55        250       (54)
                                       -------   -------    -------   -------
Income before income taxes               5,055     6,170      9,270    10,775
Income tax provision                     1,869     2,222      3,459     3,937
                                       -------   -------    -------   -------
Net income                               3,186     3,948      5,811     6,838
Other comprehensive loss, net of tax:
  Foreign currency translation
    adjustment                            (408)     (149)      (536)     (302)
  Unrealized loss on securities
    available-for-sale                       -        (2)         -        (5)
                                       -------   -------    -------   -------
Comprehensive income                   $ 2,778   $ 3,797    $ 5,275   $ 6,531
                                       =======   =======    =======   =======

Net income per share:
  Basic                                   $.20      $.26       $.37      $.44
                                       =======   =======    =======   =======
  Diluted                                 $.20      $.25       $.37      $.44
                                       =======   =======    =======   =======

Weighted-average shares outstanding:
  Basic                                 15,550    15,402     15,549    15,398
                                       =======   =======    =======   =======
  Diluted                               15,585    15,550     15,611    15,531
                                       =======   =======    =======   =======


See accompanying notes.

               Sunquest Information Systems, Inc.
         Condensed Consolidated Statements of Cash Flows
                         (In thousands)
                           (Unaudited)


                                                     Six Months Ended
                                                         June 30,
                                                    ------------------
                                                      2000      1999
                                                    --------  --------
Cash flows from operating activities:
  Net income                                        $  5,811  $  6,838
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
    Depreciation and amortization                      3,939     4,019
    Bad debt expense                                     543       401
    Deferred revenue                                   2,602     1,456
    Deferred income taxes                                  -        (1)
    Gain on sale of assets                                 -      (681)

  Changes in operating assets and liabilities:
    Receivables                                        2,710    (2,388)
    Inventory                                             87       118
    Prepaid expenses and other                          (212)       81
    Other assets                                         (33)       53
    Accounts payable                                     614      (601)
    Accrued compensation and related taxes              (720)      700
    Other accrued expenses                              (502)      677
                                                    --------  --------
      Net cash provided by operating activities       14,839    10,672
                                                    --------  --------
Cash flows from investing activities:
  Purchase of property and equipment                  (2,224)   (1,303)
  Costs related to acquisitions                          (66)   (1,280)
  Capitalized software development costs              (2,563)   (2,724)
  Purchase of investments                            (15,121)  (24,744)
  Proceeds from sale of investments                    5,264    19,144
  Proceeds from sale of assets                             -       750
                                                    --------  --------
      Net cash used in investing activities          (14,710)  (10,157)
                                                    --------  --------
Cash flows from financing activities:
  Principal payments on capitalized
    leases, primarily from related party                (507)     (454)
  Net proceeds from issuance of stock                     48       163
                                                    --------  --------
      Net cash used in financing activities             (459)     (291)
                                                    --------  --------
Foreign currency translation adjustment                 (536)     (302)
                                                    --------  --------
Net decrease in cash and cash equivalents               (866)      (78)
Cash and cash equivalents at beginning of period       9,660     7,057
                                                    --------  --------
Cash and cash equivalents at end of period          $  8,794  $  6,979
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

The consolidated financial statements for the three and six month periods ended June 30, 2000 include the accounts of the Company, Sunquest Europa Limited, Sunquest Germany GmbH, Antrim Corporation, Sunquest Pharmacy Information Systems, Inc., e-Suite, Inc. ("e-Suite") and Sunquest Information Systems (India) Private Limited ("Sunquest India"). Sunquest India and e-Suite are wholly owned subsidiaries that were formed during the first quarter of 2000. All transactions between the Company and its consolidated subsidiaries have been eliminated in preparing the consolidated financial statements.

In the opinion of management, all necessary adjustments, consisting of normal and recurring adjustments, have been made to provide a fair presentation to the unaudited financial information. The operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for any other interim period or for the full year ending December 31, 2000.


Note 2 - Employee Stock Purchase Plan

In the three months ended June 30, 2000, the Company issued 1,391 shares of its Common Stock for approximately $14,000 pursuant to the Employee Stock Purchase Plan. In the six months ended June 30, 2000, the Company has issued a total of 3,665 shares of its Common Stock for approximately $42,000 pursuant to the Employee Stock Purchase Plan.


Note 3 - Taxes

The effective income tax rates are based upon the relationship of annual forecasted income and income taxes. To the extent that these rates differ from the federal statutory rates, the cause is primarily related to state income taxes and tax credits.

Note 4 - Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:


                                    Three Months Ended       Six Months Ended
                                          June 30,              June 30,
                                  ----------------------  ----------------------
                                     2000        1999        2000        1999
                                  ----------  ----------  ----------  ----------
Numerator for basic and
  diluted net income per share:
  Net income                      $3,186,000  $3,948,000  $5,811,000  $6,838,000
                                  ==========  ==========  ==========  ==========

Denominator:
  Denominator for basic
    net income per share --
    weighted-average shares       15,550,162  15,401,667  15,548,831  15,398,095

  Effect of diluted stock options     34,744     148,339      62,223     132,774
                                  ----------  ----------  ----------  ----------
  Denominator for diluted net
    income per share -- adjusted
    weighted-average shares       15,584,906  15,550,006  15,611,054  15,530,869
                                  ==========  ==========  ==========  ==========

Basic net income per share              $.20        $.26        $.37        $.44
                                  ==========  ==========  ==========  ==========
Diluted net income per share            $.20        $.25        $.37        $.44
                                  ==========  ==========  ==========  ==========



Note 5 - Investments

At June 30, 2000, all of the Company's investments in debt securities have been classified as available-for-sale securities. Available-for-sale securities are carried at fair value with net unrealized gains and losses on such securities, net of tax, reported as a component of shareholders' equity and other comprehensive income. At June 30, 2000, the amortized cost of the Company's investment in debt securities approximated the fair value and as such, there was no adjustment to shareholders' equity.


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

     Core Business: This reportable segment consists of the Company's health care information systems that include software licenses, related hardware, relicensed software, resold software and value-added services. The principal markets for this segment include large and mid-sized hospitals, clinics and other facilities, including integrated delivery networks.

     e-Commerce: This reportable segment consists of the Company's Internet-based initiatives. Currently, the Company offers two products, e-Commercial Lab and e-Financial, which are Internet-based application service provider ("ASP") products hosted and maintained at the Company's offices and accessed by customers over the Internet for a monthly fee.
     By hosting and maintaining applications at a central site and providing user access over the Internet, these products eliminate the customer's need for capital investment in information systems and internal staff, while providing access to state-of-the-art clinical systems. In addition, e-CEM (Clinical Event Manager) is in beta testing and e-Hospital Lab, is ready for Beta testing. The principal markets for the products currently available are the smaller hospital and commercial laboratories. In August 2000, the Company announced the formation of a new business division, Diagnostix.com. Diagnostix.com plans phased development of Web-based products designed to streamline communication between the many constituents of health care - integrated delivery networks, laboratories, pharmacies, physicians and patients. The Company's strategic initiatives include future releases of ASP product offerings as well as introducing additional Internet ventures and products which will target additional markets.

The Company evaluates performance based on several factors, of which the primary financial measure is net income for the Core Business segment and revenue, both prospective and actual, for the e-Commerce segment. In arriving at each reportable segment's net income, the Company is allocating department overhead expenses, sales and marketing expenses, general and administrative expenses and other income/expense. These items, as well as assets utilized, are being allocated as follows: (1) department overhead, general and administrative expenses and assets utilized based on direct labor; (2) sales and marketing based on total sales dollars and (3) other income/expense based on revenue dollars. During the three and six month periods ended June 30, 2000, two customers accounted for 100% of the revenues for the e-Commerce segment.

Summarized financial information concerning the Company's operating segments is shown below:


                       Three Months Ended June 30, 2000   Three Months Ended June 30, 1999
                       ---------------------------------  ---------------------------------
                          Core                               Core
                        Business   e-Commerce    Total     Business   e-Commerce    Total
                       ---------- ------------ ---------  ---------- ------------ ---------
                                     (in thousands, except per share amounts)

Revenues                  $30,537      $    23   $30,560     $33,765      $     -   $33,765
Operating income (loss)     5,377         (767)    4,610       6,034            -     6,034
Net income (loss)           3,670         (484)    3,186       3,948            -     3,948
Net income (loss) per
 diluted share <F1>           .23         (.03)      .20         .25            -       .25


                        Six Months Ended June 30, 2000     Six Months Ended June 30, 1999
                       ---------------------------------  ---------------------------------
                          Core                               Core
                        Business   e-Commerce    Total     Business   e-Commerce    Total
                       ---------- ------------ ---------  ---------- ------------ ---------
                                     (in thousands, except per share amounts)

Revenues                 $ 59,208      $    23  $ 59,231    $ 66,485      $     -  $ 66,485
Operating income (loss)     9,706       (1,491)    8,215      10,745            -    10,745
Net income (loss)           6,746         (935)    5,811       6,838            -     6,838
Net income (loss) per
 diluted share <F1>           .43         (.06)      .37         .44            -       .44
Total assets              119,667        4,340   124,007     110,433            -   110,433


[FN]
<F1> Diluted net income (loss) per share is determined for each operating segment assuming diluted shares outstanding for the Company are attributable to each segment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Forward-Looking Statements
--------------------------

     This report, and other reports and communications to shareholders, contains forward-looking statements, including statements which contain words such as "will," "expects," "believes," "plans," "anticipates" and words of similar impact. Certain other factors affecting future performance, including but not limited to dependence on laboratory information system products, competition in the marketplace, Year 2000 readiness of the Company's products and of other vendors' products utilized by the Company, purchase and installation decisions of customers, pricing decisions of competitors, changes in regulatory requirements, product status and development risks and uncertainties concerning the commercial use of the Internet, could cause actual results to differ materially from such forward-looking statements. These and other factors affecting future performance are detailed in the Company's 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise any forward-looking statements.


Core Business Segment
---------------------

     In its Core Business segment, Sunquest Information Systems, Inc. designs, develops, markets, installs and supports health care information systems for large and mid-sized hospitals, clinics and other facilities, including integrated delivery networks. Revenues from the Company's Core Business segment are derived from the licensing of software, the provision of value-added services and the sale of related hardware.


e-Commerce Segment
------------------

     The Company's e-Commerce segment currently provides Internet-based application service provider ("ASP") products targeted at commercial laboratories and hospitals with less than 250 beds.
At June 30, 2000, the Company had two ASP products, e-Financial and e-Commercial Lab, in general release and live at two sites.
In addition, e-CEM (Clinical Event Manager) is in beta testing and e-Hospital Lab is ready for beta testing.

     In August, 2000, the Company announced the formation of a new business division, Diagnostix.com. Diagnostix.com plans phased development of Web-based products designed to streamline communication between the many constituents of health care - integrated delivery networks, laboratories, pharmacies, physicians and patients. The division is currently in the start up phase, and no revenues are anticipated in the current year.

     Revenues from the ASP products currently included in the e-Commerce segment are derived from monthly subscription fees and related installation services. Expenses included in the e-Commerce segment relate to the design, development, marketing, installation and support of both the existing ASP products and the products under development.


General
-------

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

     The effect of the previously described gain on sale of assets on diluted net income per share follows:

                              Three Months Ended     Six Months Ended
                                   June 30,              June 30,
                              ------------------    ------------------
                                2000      1999        2000      1999
                              --------  --------    --------  --------
Diluted net income per share
  excluding gain on sale
  of assets                       $.20      $.25        $.37      $.41
Gain on sale of assets               -         -           -       .03
                                  ----      ----        ----      ----
                                  $.20      $.25        $.37      $.44
                                  ====      ====        ====      ====

     The results of operations for the three and six months ended
June 30, 2000 are not necessarily indicative of the results that may be expected for any other interim period or for the full year ending December 31, 2000.


Results of Operations
---------------------

Comparison of Three Months Ended June 30, 2000 and June 30, 1999

     Revenues. The Company's total revenues were $30.6 million for the three months ended June 30, 2000 compared to $33.8 million for the three months ended June 30, 1999, a decrease of $3.2 million, or 9.5%. Revenues from system sales were $11.5 million for the three months ended June 30, 2000 compared to $14.2 million for the three months ended June 30, 1999, a decrease of $2.7 million, or 18.9%. This decrease was primarily attributable to decreases in operating system and hardware deliveries and a decrease in installations of software. Revenues from support and service were $19.1 million for the three months ended June 30, 2000 compared to $19.6 million for the three months ended June 30, 1999, a decrease of $524,000, or 2.7%.
This decrease was primarily attributable to decreased service fees related to Year 2000 installations of the Company's commercial laboratory products partially offset by growth in support services to the Company's installed customer base.

     Over the last three years, the Company has been experiencing a favorable trend in revenue mix. As a percentage of total revenues, software license fees and services revenues have been increasing and hardware revenues, which have lower margins, have been decreasing. This was evident during the second quarter of 2000 as hardware revenues were 13.0% of total revenues compared to 15.8% during the second quarter of 1999, however, the Company cannot determine with certainty whether this trend in decreasing hardware revenues will continue in future periods.

     At June 30, 2000, the Company had a total contract backlog of $119.4 million, which consisted of $49.9 million of system sales and services and $69.5 million of support and subscription fees. The Company's total contract backlog at March 31, 2000, was $121.2 million, which consisted of $53.2 million of system sales and services and $68.0 million of support and subscription fees. At June 30, 1999, total contract backlog was $123.4 million, which consisted of $59.2 million of system sales and services and $64.2 million of support.

     During the first half of 2000, the Company experienced a delay in sales signings. The Company believes that the delay was the result of carryover issues related to the Year 2000, the Balanced Budget Amendment of 1997 and historical buying cycles. The Company anticipates that sales signings will accelerate during the third and fourth quarters of 2000. If sales signings do not accelerate during the second half of 2000, as anticipated, the Company's financial condition or results of operations could be adversely affected.


     Cost of System Sales. Cost of system sales was $5.1 million for the three months ended June 30, 2000 compared to $6.2 million for the three months ended June 30, 1999, a decrease of $1.1 million, or 17.9%. As a percentage of total revenues, cost of system sales was 16.8% in 2000 compared to 18.5% in 1999. The dollar decrease was primarily attributable to decreases in operating system and hardware deliveries. Amortization of previously capitalized software development costs was $888,000 for the three months ended June 30, 2000 compared to $893,000 for the three months ended June 30, 1999, a decrease of $5,000, or
 .6%.

     Client Services. Client services expenses were $7.0 million for the three months ended June 30, 2000 compared to $9.3 million for the three months ended June 30, 1999, a decrease of $2.3 million, or 24.6%. As a percentage of total revenues, client services expenses were 23.0% in 2000 compared to 27.6% in 1999. The dollar decrease was primarily attributable to reductions in staff and outside consultants dedicated to Year 2000 installations.

     Research and Development. Research and development expenses were $4.5 million for the three months ended June 30, 2000 compared to $3.9 million for the three months ended June 30, 1999, an increase of $595,000, or 15.2%. As a percentage of total revenues, research and development expenses were 14.7% in 2000 compared to 11.6% in 1999. The dollar increase in research and development expenses was primarily attributable to increased efforts related to the development, enhancement and documentation of the Company's clinical laboratory and e-Commerce systems. The increases were partially offset by decreased expenses related to non-clinical laboratory systems and the 1999 legal and professional fees associated with the United States Food and Drug Administration registration of the Company's Blood Bank product. The Company capitalized $1.5 million of its software development costs for the three months ended June 30, 2000 compared to $814,000 for the three months ended June 30, 1999, an increase of $723,000, or 88.8%. The increase in capitalized software development costs was primarily attributable to increased capitalization for the Company's clinical laboratory, e-Commerce and radiology systems.

     Sales and Marketing. Sales and marketing expenses were $5.2 million for the three months ended June 30, 2000 compared to $4.0 million for the three months ended June 30, 1999, an increase of $1.2 million, or 30.6%. As a percentage of total revenues, sales and marketing expenses were 17.1% in 2000 compared to 11.8% in 1999. The dollar increase was primarily attributable to additional sales staff and related travel costs for the Company's clinical laboratory and e-Commerce products and increased exhibit and trade show expenses partially offset by a decrease in commissions resulting from a decline in sales bookings of 28.6% during the second quarter of 2000 compared to the corresponding period in 1999.

     General and Administrative. General and administrative expenses were $4.1 million in the three months ended June 30, 2000 compared to $4.3 million in the three months ended June 30, 1999, a decrease of $199,000, or 4.7%. As a percentage of total revenues, general and administrative expenses were 13.3% in 2000 compared to 12.6% in 1999. The dollar decrease was primarily attributable to decreases in variable compensation relating to employee incentives, decreases in hiring and recruiting expenses and sales tax accruals partially offset by an increase in legal fees.


Comparison of Six Months Ended June 30, 2000 and June 30, 1999

     Revenues. The Company's total revenues were $59.2 million for the six months ended June 30, 2000 compared to $66.5 million for the six months ended June 30, 1999, a decrease of $7.3 million, or 10.9%. Revenues from system sales were $21.4 million for the six months ended June 30, 2000 compared to $28.7 million for the six months ended June 30, 1999, a decrease of $7.3 million, or 25.4%. This decrease was primarily attributable to a decrease in installations of software and decreases in hardware and operating system deliveries. Revenues from support and service were $37.8 million for the six months ended June 30, 2000 compared to $37.8 million for the six months ended June 30, 1999, an increase of $49,000, or .1%. This increase was primarily attributable to growth in support services to the Company's installed customer base and growth in consulting and other fee-for-service activities partially offset by decreased service fees related to Year 2000 installations of the Company's commercial laboratory products.

     Cost of System Sales.  Cost of system sales was $10.2
million for the six months ended June 30, 2000 compared to $12.7 million for the six months ended June 30, 1999, a decrease of

$2.5 million, or 20.0%. As a percentage of total revenues, cost of system sales was 17.2% in 2000 compared to 19.1% in 1999. The dollar decrease was primarily attributable to decreases in hardware and operating system deliveries. Amortization of previously capitalized software development costs was $1.8 million for both the six months ended June 30, 2000 and June 30, 1999.

     Client Services. Client services expenses were $15.3 million for the six months ended June 30, 2000 compared to $18.7 million for the six months ended June 30, 1999, a decrease of $3.5 million, or 18.4%. As a percentage of total revenues, client services expenses were 25.8% in 2000 compared to 28.2% in 1999. The dollar decrease was primarily attributable to reductions in staff and outside consultants dedicated to Year 2000 installations.

     Research and Development. Research and development expenses were $8.7 million for the six months ended June 30, 2000 compared to $8.0 million for the six months ended June 30, 1999, an increase of $640,000, or 8.0%. As a percentage of total revenues, research and development expenses were 14.6% in 2000 compared to 12.0% in 1999. The dollar increase in research and development expenses was primarily attributable to increased efforts related to the development, enhancement and documentation of the Company's e-Commerce and clinical laboratory systems. The increases were partially offset by decreased expenses related to the 1999 legal and professional fees associated with the United States Food and Drug Administration registration of the Company's Blood Bank product and non-clinical laboratory systems. The Company capitalized $2.4 million of its software development costs for the six months ended June 30, 2000 compared to $1.7 million for the six months ended June 30, 1999, an increase of $724,000, or 42.0%. The increase in capitalized software development costs was primarily attributable to increased capitalization for the Company's clinical laboratory, e-Commerce and radiology systems.

     Sales and Marketing. Sales and marketing expenses were $9.3 million for the six months ended June 30, 2000 compared to $8.4 million for the six months ended June 30, 1999, an increase of $898,000, or 10.7%. As a percentage of total revenues, sales and marketing expenses were 15.6% in 2000 compared to 12.6% in 1999. The dollar increase was primarily attributable to additional sales staff and related travel costs for the Company's clinical laboratory and e-Commerce products partially offset by a decrease in commissions resulting from a decline in sales bookings of 38.1% during the first six months of 2000 compared to the corresponding period in 1999.

     General and Administrative. General and administrative expenses were $7.6 million in the six months ended June 30, 2000 compared to $8.6 million in the six months ended June 30, 1999, a decrease of $947,000, or 11.0%. As a percentage of total revenues, general and administrative expenses were 12.9% in both 2000 and 1999. The dollar decrease was primarily attributable to decreases in variable compensation relating to employee incentives, sales tax accruals and hiring and recruiting expenses.

Liquidity and Capital Resources
-------------------------------

     At June 30, 2000, the Company had cash and short-term investments of $55.9 million, which consisted of cash of $8.8 million and short-term investments of $47.1 million. This compares to cash and short-term investments of $46.9 million at December 31, 1999 and cash and short-term investments of $39.9 million at June 30, 1999, increases of $9.0 million and $16.0 million, respectively. Cash provided by operating activities was $14.8 million for the six months ended June 30, 2000 compared to $10.7 million for the six months ended June 30, 1999.

     As of June 30, 2000, the Company had net trade receivables of $39.8 million which consisted of $26.7 million in net billed trade receivables and $13.1 million in unbilled trade receivables. At December 31, 1999, the Company had net trade receivables of $43.1 million which consisted of $31.0 million in net billed trade receivables and $12.1 million in unbilled trade receivables. Net trade receivables have decreased by $3.3 million since December 31, 1999, with $4.3 million related to the net billed trade receivables partially offset by an increase in the unbilled receivables of $1.0 million. The unbilled receivables represent revenue that has been recognized in accordance with the percentage-of-completion accounting method, but which has not yet been billed to customers under contractual milestone billings. Generally, the unbilled amounts will be billed and collected within the following twelve months. The Company maintains an allowance for doubtful accounts that it believes is adequate to cover potential credit losses. The average collection period, a rolling twelve-month average, on net billed trade receivables was 81 days at June 30, 2000 compared to 80 days at March 31, 2000; 76 days at December 31, 1999 and 69 days at June 30, 1999. The Company has responded to the increase in average collection period with intensified collection efforts. Days sales outstanding ("DSO") was 117 at June 30, 2000 compared to 125 at March 31, 2000; 120 at December 31, 1999 and 113 at June 30, 1999.

     Cash used in investing activities was $14.7 million for the six months ended June 30, 2000. Purchases of investments totaled $15.1 million and proceeds from the sale of investments totaled $5.3 million. Purchases of property and equipment totaled $2.2 million and consisted primarily of purchases of computer software, computers and computer-related equipment, and leasehold
improvements.   Capitalized software development costs totaled
$2.6 million. Costs related to acquisitions totaled $66,000 and were primarily associated with sales tax payments and replacing certain Antrim software products with Sunquest products.

     Cash used in financing activities was $459,000 for the six months ended June 30, 2000. Of this amount, $507,000 was used for principal payments on capital leases. This amount was partially offset by the issuance of 3,665 shares of the Company's Common Stock for approximately $42,000 under the Employee Stock Purchase Plan and the issuance of 673 shares of the Company's Common Stock for approximately $6,000 under the Stock Incentive Plan of 1996, as amended.

     At June 30, 2000, working capital was $71.5 million compared to $67.7 million at December 31, 1999.

     The Company has a revolving line of credit with a bank allowing the Company to borrow up to $10.0 million. Any borrowings under the line of credit will bear interest at the bank reference rate unless the Company elects a fixed rate or certain variable rates contemplated by the agreement. All outstanding principal and interest under the line of credit is due April 28, 2001 except for any amounts outstanding under stand-by letters of credit which have a maximum maturity of 365 days. Borrowings under the line of credit are secured by all of the Company's assets. Approximately $620,000 of the line of credit is used to secure a letter of credit and is not available for immediate expenditure. There were no borrowings outstanding as of June 30, 2000.

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


New Accounting Standards

     During the fourth quarter of 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." The provisions of SAB No. 101 are required to be adopted no later than the fourth quarter of the fiscal year beginning after December 15, 1999. Management has not completed the analysis of SAB No. 101, but currently believes that it will not impact the Company on a material basis. The provisions of SAB No. 101 will be further analyzed during the second half of the year to confirm or reject this belief.

     On March 31, 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation," which provides guidance on several implementation issues related to Accounting Principles Board Opinion No. 25 ("APB Opinion No. 25") and is effective July 1, 2000. FIN 44 clarifies the definition of employee and the accounting for stock options that have been repriced. The Company adopted FIN 44 during the second quarter of 2000. The adoption of FIN 44 did not have a material impact on the Company's financial position and results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to market risk from changes in interest rates. The Company's primary interest rate risk relates to its short-term investments in Tax-exempt Municipals and Short-term Demand Notes all of which are classified as available-for-sale. At June 30, 2000, the Company had total short-term investments of $47.1 million. Assuming a 10% increase in interest rates on the Company's short-term investments (i.e., an increase from the June 30, 2000 weighted-average interest rate of 4.733% to a weighted-average interest rate of 5.206%), the fair value of these investments would decrease by approximately $536,000.

Part II.  Other Information

Item 1.  Legal Proceedings

     On July 21, 2000, The United States District Court for the Southern District of Florida denied the Company's motion to dismiss for lack of personal jurisdiction the civil action pending between the Company and Dynamic Healthcare Technologies, Inc. ("Dynamic") before the Court. On August 9, 2000, the Company moved to transfer the civil action to the United States District Court for the Western District of Pennsylvania, or in the alternate, to stay the civil action, on the basis that Dynamic's claims were not ripe for adjudication and were anticipatory in nature.

     On June 2, 2000, Dynamic moved to dismiss the civil action instituted by the Company against Dynamic in the United States District Court for the Western District of Pennsylvania based on the prior civil action pending between the parties in the Untied States District Court for the Southern District of Florida and lack of personal jurisdiction. Dynamic's motion is currently pending before the Court.

       On July 3, 2000, the Company amended its civil complaint filed against Dynamic in the United States District Court for the Western District of Pennsylvania. In addition to the remedies set forth in the original civil complaint, the Company's amended civil complaint seeks an order compelling Dynamic to release the source code and documentation relating to the software licensed by the Company from Dynamic under the Value Added Reseller Agreement between them due to Dynamic's failure and/or inability to support and maintain the software, presumably as a result of, among other things, Dynamic's present financial condition.

     On May 31, 2000, the Company instituted a civil action against Park City Solutions, Inc. ("Park City") and R. Scott Holbrook ("Mr. Holbrook") in the United States District Court for the Western District of Pennsylvania. The complaint alleges that Mr. Holbrook ( a former senior executive of the Company) and Park City and/or its subsidiaries have infringed on the Company's intellectual property, misappropriated the Company's trade secrets, wrongfully solicited the Company's employees, induced and attempted to induce the Company's customers to violate their software licensing agreements, engaged in unfair competition, and improperly used the Company's proprietary information to target and solicit the Company's customers. Among other things, the complaint seeks damages for the full extent of defendants' wrongdoing. In addition, on May 31, 2000, the Company filed a motion for preliminary injunction seeking to enjoin, among other things, Park City from using its current corporate logo, which the Company believes infringes on one of the Company's marks. On August 9, 2000, the Court granted the Company's motion for preliminary injunction and enjoined Park City from making any use of its corporate logo during the pendency of the litigation or until further order of the Court.

     On June 21, 2000, Mr. Holbrook filed a motion to dismiss the civil action as to Mr. Holbrook based on lack of personal jurisdiction. Mr. Holbrook's motion is currently pending before the Court.

     The Company intends to aggressively pursue its claims in the civil action. At the present time, the Company is unable to determine the probable outcome of the lawsuit.

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


Item 2.  Changes in Securities and Use of Proceeds
          None.


Item 3.  Defaults Upon Senior Securities
          None.


Item 4.  Submission of Matters to a Vote of Security Holders

          (a.) The Company held its Annual Meeting of
               Shareholders on May 4, 2000.  Of the 15,547,873
               shares of Common Stock entitled to vote, 15,311,588 shares were represented in person or by proxy at the meeting.

          (b.) Not applicable, pursuant to Instruction 3 to Item
               4 of this Form 10-Q.

          (c.) A description of the matters voted upon at the meeting along with an indication of the results of the votes on such matters are set forth below:


               1. Directors who were elected at the Annual
                  Meeting of Shareholders to serve for a term of one year and until their respective successors are elected and qualified:

                                             For      Withheld
                                         ----------   --------
                  Sidney A. Goldblatt    15,305,079      6,509
                  Nina M. Dmetruk        14,722,740    588,848
                  Richard W. Barker      15,305,679      5,909
                  Larry R. Ferguson      14,626,677    684,911
                  Curtis S. Goldblatt    15,305,079      6,509
                  Stanley J. Lehman      15,305,364      6,224
                  Charles A. Schliebs    15,305,279      6,309

               2. The ratification of the selection of Ernst &
                  Young LLP to audit the books and accounts of the Company for the year ending December 31, 2000. There were 15,303,800 votes in favor, 4,580 votes against and 3,208 shares abstaining. Accordingly, the selection of Ernst & Young LLP was ratified.


Item 5.  Other Information
          None.


Item 6.  Exhibits and Reports on Form 8-K

          (a.)  Exhibits

               27.1 - Financial Data Schedule, filed herewith.


          (b.)  Reports on Form 8-K

               No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2000.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              SUNQUEST INFORMATION SYSTEMS, INC.
                                        (Registrant)



Date: August 14, 2000         By: /s/ Nina M. Dmetruk
                                  --------------------------------------------
                                  Nina M. Dmetruk
                                  Executive Vice President and Chief
                                  Financial Officer
                                  (Principal Financial and Accounting Officer)