Form 10-Q
period 2000-09-30
SUNQUEST INFORMATION SYSTEMS INC
filed 2000-11-08
CIK 1011340

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
SEPTEMBER 30, 2000

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


On November 6, 2000, there were 15,561,498 shares of Common Stock outstanding.

               Sunquest Information Systems, Inc.
                            Form 10-Q
        For the Quarterly Period Ended September 30, 2000

                        Table of Contents

                                                                 Page
                                                                 ----
Part I.     Financial Information

  Item 1.   Financial Statements

            (a.) Condensed consolidated balance sheets as           3
            of September 30, 2000 (unaudited) and December
            31, 1999

            (b.) Unaudited condensed consolidated                   4
            statements of income and comprehensive income for each of the three and nine month periods ended September 30, 2000 and September 30, 1999

            (c.) Unaudited condensed consolidated                   5
            statements of cash flows for each of the nine month periods ended September 30, 2000 and September 30, 1999

            (d.) Notes to unaudited condensed consolidated          6
            financial statements

  Item 2.   Management's Discussion and Analysis of                10
            Financial Condition and Results of Operations

  Item 3.   Quantitative and Qualitative Disclosures About         17
            Market Risk

Part II.    Other Information

  Item 1.   Legal Proceedings                                      18

  Item 2.   Changes in Securities and Use of Proceeds              18

  Item 3.   Defaults Upon Senior Securities                        18

  Item 4.   Submission of Matters to a Vote of  Security           18
            Holders

  Item 5.   Other Information                                      18

  Item 6.   Exhibits and Reports on Form 8-K                       18

            (a.)  Exhibits                                         18

            (b.)  Reports on Form 8-K                              19

Signatures                                                         20

Part I. Financial Information
Item 1. Financial Statements

               Sunquest Information Systems, Inc.
              Condensed Consolidated Balance Sheets
                         (In thousands)

                                            September 30,   December 31,
                                                2000            1999
                                            -------------   ------------
                                             (unaudited)
   ASSETS
   Cash and cash equivalents                     $  7,482       $  9,660
   Short-term investments                          56,294         37,218
   Trade receivables, net                          34,652         43,079
   Other current assets                             2,559          2,393
   Deferred tax assets                              1,888          1,888
                                                 --------       --------
     Total current assets                         102,875         94,238

   Property and equipment, net                     10,950         10,100
   Capital leases from related party, net           1,918          2,512
   Software development costs, net                 10,235          9,493
   Deferred tax assets                                479            479
   Other assets, net                                  362            441
                                                 --------       --------
     Total assets                                $126,819       $117,263
                                                 ========       ========

   LIABILITIES AND SHAREHOLDERS' EQUITY
   Accounts payable                              $  3,285       $  2,485
   Accrued compensation and related taxes           3,859          5,646
   Accrued expenses                                 5,213          5,468
   Obligations under capital leases from
     related party                                  1,222          1,064
   Deferred revenue                                15,168         11,919
                                                 --------       --------
     Total current liabilities                     28,747         26,582

   Obligations under capital leases from
     related party                                  2,162          3,099
   Deferred income taxes                            1,959          1,959

   Shareholders' equity
     Common stock                                  52,629         52,460
     Retained earnings                             42,402         33,490
     Accumulated other comprehensive loss          (1,080)          (327)
                                                 --------       --------
       Total shareholders' equity                  93,951         85,623
                                                 --------       --------
     Total liabilities and shareholders' equity  $126,819       $117,263
                                                 ========       ========


See accompanying notes.

               Sunquest Information Systems, Inc.
  Condensed Consolidated Statements of Income and Comprehensive Income
            (In thousands, except per share amounts)
                           (Unaudited)


                                       Three Months Ended    Nine Months Ended
                                          September 30,         September 30,
                                       ------------------    ------------------
                                         2000      1999        2000      1999
                                       --------  --------    --------  --------
Revenues:
  System sales                          $10,933   $12,171     $32,334   $40,875
  Support and service                    18,146    20,861      55,976    58,642
                                        -------   -------     -------   -------
Total revenues                           29,079    33,032      88,310    99,517
                                        -------   -------     -------   -------
Operating expenses:
  Cost of system sales                    5,019     4,330      15,189    17,041
  Client services                         7,272     9,140      22,551    27,874
  Research and development                5,517     3,869      14,175    11,887
  Sales and marketing                     3,667     4,250      12,952    12,637
  General and administrative              3,496     4,009      11,120    12,580
  Gain on sale of assets                      -         -           -      (681)
                                        -------   -------     -------   -------
Total operating expenses                 24,971    25,598      75,987    81,338
                                        -------   -------     -------   -------
Operating income                          4,108     7,434      12,323    18,179
Other income (expense):
  Interest income                           864       466       2,219     1,176
  Interest expense                         (273)     (310)       (823)     (936)
  Other                                     193      (604)        443      (658)
                                        -------   -------     -------   -------
Income before income taxes                4,892     6,986      14,162    17,761
Income tax provision                      1,791     2,586       5,250     6,523
                                        -------   -------     -------   -------
Net income                                3,101     4,400       8,912    11,238
Other comprehensive loss, net of tax:
  Foreign currency translation
    adjustment                             (217)      104        (753)     (198)
  Unrealized loss on securities
    available-for-sale                        -         -           -        (5)
                                        -------   -------     -------   -------
Comprehensive income                    $ 2,884   $ 4,504     $ 8,159   $11,035
                                        =======   =======     =======   =======

Net income per share:
  Basic                                    $.20      $.28        $.57      $.73
                                           ====      ====        ====      ====
  Diluted                                  $.20      $.28        $.57      $.72
                                           ====      ====        ====      ====

Weighted-average shares outstanding:
  Basic                                  15,553    15,441      15,550    15,412
                                         ======    ======      ======    ======
  Diluted                                15,735    15,698      15,653    15,587
                                         ======    ======      ======    ======


See accompanying notes.

               Sunquest Information Systems, Inc.
         Condensed Consolidated Statements of Cash Flows
                         (In thousands)
                           (Unaudited)


                                                            Nine Months Ended
                                                              September 30,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
Cash flows from operating activities:
  Net income                                                $  8,912  $ 11,238
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation and amortization                              5,919     5,968
    Employee stock compensation expense                           23         -
    Bad debt expense                                             743     1,178
    Deferred revenue                                           3,249    (1,613)
    Deferred income taxes                                          -        (1)
    Gain on sale of assets                                         -      (681)

  Changes in operating assets and liabilities:
    Receivables                                                7,684    (1,384)
    Inventory                                                   (376)     (611)
    Prepaid expenses and other                                   347      (170)
    Other assets                                                (133)        2
    Accounts payable                                             800    (1,096)
    Accrued compensation and related taxes                    (1,787)    2,219
    Other accrued expenses                                      (106)    1,833
                                                            --------  --------
      Net cash provided by operating activities               25,275    16,882
                                                            --------  --------

Cash flows from investing activities:
  Purchase of property and equipment                          (3,424)   (2,332)
  Costs related to acquisitions                                 (142)   (1,360)
  Capitalized software development costs                      (3,418)   (3,385)
  Purchase of investments                                    (32,315)  (38,214)
  Proceeds from sale of investments                           13,239    25,546
  Proceeds from maturity of investments                            -     2,165
  Proceeds from sale of assets                                     -       750
                                                            --------  --------
      Net cash used in investing activities                  (26,060)  (16,830)
                                                            --------  --------

Cash flows from financing activities:
  Principal payments on capitalized
    leases, primarily from related party                        (779)     (680)
  Net proceeds from issuance of stock                            139     1,554
                                                            --------  --------
      Net cash (used in) provided by financing activities       (640)      874
                                                            --------  --------
Foreign currency translation adjustment                         (753)     (198)
                                                            --------  --------
Net (decrease) increase in cash and cash equivalents          (2,178)      728
Cash and cash equivalents at beginning of period               9,660     7,057
                                                            --------  --------
Cash and cash equivalents at end of period                  $  7,482  $  7,785
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

The consolidated financial statements for the three and nine month periods ended September 30, 2000 include the accounts of the Company, Sunquest Europa Limited, Sunquest Germany GmbH, Antrim Corporation, Sunquest Pharmacy Information Systems, Inc., e-Suite, Inc. ("e-Suite"), Sunquest Information Systems (India) Private Limited ("Sunquest India") and Diagnostix.com, Inc. ("Diagnostix.com"). Sunquest India and e-Suite are wholly owned subsidiaries that were formed during the first quarter of 2000. Diagnostix.com, a wholly owned subsidiary, was formed during the third quarter of 2000. All transactions between the Company and its consolidated subsidiaries have been eliminated in preparing the consolidated financial statements.

In the opinion of management, all necessary adjustments, consisting of normal and recurring adjustments, have been made to provide a fair presentation to the unaudited financial information. The operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for any other interim period or for the full year ending December 31, 2000.


Note 2 - Employee Stock Purchase Plan

In the three months ended September 30, 2000, the Company issued 4,386 shares of its Common Stock for approximately $41,000 pursuant to the Employee Stock Purchase Plan. In the nine months ended September 30, 2000, the Company has issued a total of 8,051 shares of its Common Stock for approximately $82,000 pursuant to the Employee Stock Purchase Plan.


Note 3 - Taxes

The effective income tax rates are based upon the relationship of annual forecasted income and income taxes. To the extent that these rates differ from the federal statutory rates, the cause is primarily related to state income taxes and tax credits.

Note 4 - Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

                                Three Months Ended       Nine Months Ended
                                   September 30,           September 30,
                              ----------------------  -----------------------
                                 2000        1999        2000         1999
                              ----------  ----------  ----------  -----------
Numerator for basic and
  diluted net income per
  share:
  Net income                  $3,101,000  $4,400,000  $8,912,000  $11,238,000
                              ==========  ==========  ==========  ===========

Denominator:
  Denominator for basic
    net income per
    share - weighted-
    average shares            15,552,684  15,440,564  15,550,124   15,412,407
  Dilutive effect of
    stock options                182,707     257,112     102,384      174,220
                              ----------  ----------  ----------   ----------
  Denominator for diluted
    net income per share -
    adjusted weighted-
    average shares            15,735,391  15,697,676  15,652,508   15,586,627
                              ==========  ==========  ==========   ==========

Basic net income per share          $.20        $.28        $.57         $.73
                                    ====        ====        ====         ====
Diluted net income per share        $.20        $.28        $.57         $.72
                                    ====        ====        ====         ====


Note 5 - Investments

At September 30, 2000, all of the Company's investments in debt securities have been classified as available-for-sale securities. Available-for-sale securities are carried at fair value with net unrealized gains and losses on such securities, net of tax, reported as a component of shareholders' equity and other comprehensive income. At September 30, 2000, the amortized cost of the Company's investment in debt securities approximated the fair value and as such, there was no adjustment to shareholders' equity.


Note 6 - Segment Information

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), redefined how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. In addition, SFAS No. 131 establishes standards for related disclosures about major customers, products and services and geographic areas. Operating segments are defined as a component of a business enterprise that discrete financial information is available for review by the chief operating decision maker, or decision making group, in making decisions about resources to be allocated and to access performance. Since it is management's intent to expand operations related to e-Commerce, a segment which has not been material in prior periods, it is believed that the financial statement user would benefit from a separate presentation of selected financial information attributable to this operating segment.

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

     e-Commerce: This reportable segment consists of the Company's Internet-based initiatives. Currently, the Company offers two products, e-Commercial Lab and e-Financial, which are Internet-based application service provider ("ASP") products hosted and maintained at the Company's offices and accessed by customers over the Internet for a monthly fee.
     By hosting and maintaining applications at a central site and providing user access over the Internet, these products eliminate the customer's need for capital investment in information systems and internal staff, while providing access to state-of-the-art clinical systems. In addition, e-CEM (Clinical Event Manager) is in beta testing and e-Hospital Lab, is ready for Beta testing. The principal markets for the products currently available are the smaller hospital and commercial laboratories. In August 2000, the Company announced the formation of a new business, Diagnostix.com. Diagnostix.com plans phased development of Web-based products designed to streamline communication between the many constituents of health care - integrated delivery networks, laboratories, pharmacies, physicians and patients. The Company's strategic initiatives include development of future releases of ASP product offerings as well as introducing additional Internet ventures and products, which will target expanded markets.

The Company evaluates performance based on several factors, of which the primary financial measure is net income for the Core Business segment and net income potential for the e-Commerce segment. In arriving at each reportable segment's net income, the Company is allocating department overhead expenses, sales and marketing expenses, general and administrative expenses and other income/expense. These items are being allocated as follows: (1) department overhead and general and administrative expenses on direct labor; (2) sales and marketing based on total sales dollars and (3) other income/expense based on revenue dollars. During the three and nine month periods ended September 30, 2000, three customers accounted for 100% of the revenues for the e-Commerce segment.

Summarized financial information concerning the Company's operating segments is shown below (in thousands, except per share amounts):


                    Three Months Ended September 30, 2000   Three Months Ended September 30, 1999
                    -------------------------------------   -------------------------------------
                        Core                                    Core
                      Business     e-Commerce     Total       Business     e-Commerce     Total
                    ------------ -------------- ---------   ------------ -------------- ---------
Revenues                $ 29,036       $     43  $ 29,079       $ 33,032       $      -  $ 33,032
Operating income
  (loss)                   7,464         (3,356)    4,108          7,434              -     7,434
Net income (loss)          5,215         (2,114)    3,101          4,400              -     4,400
Net income (loss)
  per diluted
  share <F1>                 .33           (.13)      .20            .28              -       .28


                    Nine Months Ended September 30, 2000    Nine Months Ended September 30, 1999
                    -------------------------------------   -------------------------------------
                        Core                                    Core
                      Business     e-Commerce     Total       Business     e-Commerce     Total
                    ------------ -------------- ---------   ------------ -------------- ---------

Revenues                $ 88,244       $     66  $ 88,310       $ 99,517       $      -  $ 99,517
Operating income
  (loss) <F2>             17,170         (4,847)   12,323         18,179              -    18,179
Net income                11,961         (3,049)    8,912         11,238              -    11,238
  (loss) <F2>
Net income (loss)
  per diluted
   share <F1> <F2>           .76           (.19)      .57            .72              -       .72
Total assets             119,844          6,975   126,819        115,133              -   115,133



[FN]
<F1>  Diluted net income (loss) per share is determined for each operating segment assuming diluted shares outstanding for the Company are attributable to each segment.

<F2>  Includes a gain on the sale of the Company's Enterprise Master
      Person Index product of approximately $681,000 ($429,000 after-tax). The tax effected impact on net income per share is $.03 for the nine months ended September 30, 1999.

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


e-Commerce Segment
------------------

     The Company's e-Commerce segment currently provides Internet-based application service provider ("ASP") products targeted at commercial laboratories and hospitals with less than 250 beds.
At September 30, 2000, the Company had two ASP products, e-Financial and e-Commercial Lab, in general release and live at two sites. In addition, e-CEM (Clinical Event Manager) is in beta testing and e-Hospital Lab is ready for beta testing.

     In August 2000, the Company announced the formation of a new business, Diagnostix.com. Diagnostix.com plans phased development of Web-based products designed to streamline communication between the many constituents of health care - integrated delivery networks, laboratories, pharmacies, physicians and patients. Diagnostix.com is currently in the start up phase, and no revenues are anticipated in the current year.

     Revenues from the ASP products currently included in the e-Commerce segment are derived from monthly subscription fees and related installation services. Expenses included in the e-
Commerce segment relate to the design, development, marketing, installation and support of both the existing ASP products and the products under development as well as the development of Diagnostix.com's Web-based products.


General
-------

     During the quarter ended March 31, 1999, the Company sold its Enterprise Master Person Index ("EMPI") product to New Era of Networks, Inc. for net proceeds of approximately $750,000. The pre-tax gain resulting from the sale was approximately $681,000. The after-tax gain was approximately $429,000, or $.03 per basic and diluted share.

     The effect of the previously described gain on sale of assets on diluted net income per share follows:

                                  Three Months Ended   Nine Months Ended
                                     September 30,       September 30,
                                  ------------------   ------------------
                                    2000      1999       2000      1999
                                  --------  --------   --------  --------
Diluted net income per
  share excluding
  gain on sale of assets              $.20      $.28       $.57      $.69
Gain on sale of assets                   -         -          -       .03
                                      ----      ----       ----      ----
                                      $.20      $.28       $.57      $.72
                                      ====      ====       ====      ====

     The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for any other interim period or for the full year ending December 31, 2000.


Results of Operations
---------------------

Comparison of Three Months Ended September 30, 2000 and September 30, 1999

     Revenues. The Company's total revenues were $29.1 million for the three months ended September 30, 2000 compared to $33.0 million for the three months ended September 30, 1999, a decrease of $4.0 million, or 12.0%. Revenues from system sales were $10.9 million for the three months ended September 30, 2000 compared to $12.2 million for the three months ended September 30, 1999, a decrease of $1.2 million, or 10.2%. This decrease was primarily attributable to decreases in installations of software partially offset by increases in operating system and hardware deliveries. Revenues from support and service were $18.1 million for the three months ended September 30, 2000 compared to $20.9 million for the three months ended September 30, 1999, a decrease of $2.7 million, or 13.0%. This decrease was primarily attributable to decreased service fees in 2000 compared to 1999 related to Year 2000 installations of the Company's commercial laboratory products partially offset by growth in support services to the Company's installed customer base.

     At September 30, 2000, the Company had a total contract backlog of $125.0 million, which consisted of $53.8 million of system sales and services and $71.2 million of support and subscription fees. The Company's total contract backlog at June 30, 2000, was $119.4 million, which consisted of $49.9 million of system sales and services and $69.5 million of support and subscription fees. At September 30, 1999, total contract backlog was $119.4 million, which consisted of $52.8 million of system sales and services and $66.6 million of support.

     During the first half of 2000, the Company experienced a delay in sales signings. The Company believes that the delay was the result of carryover issues related to the Year 2000, the Balanced Budget Amendment of 1997 and historical buying cycles. As anticipated, sales signings accelerated during the third quarter, increasing 44.4% compared to the second quarter of 2000. The Company anticipates that the improved sales signings trend will continue during the remainder of 2000.

     Cost of System Sales. Cost of system sales was $5.0 million for the three months ended September 30, 2000 compared to $4.3 million for the three months ended September 30, 1999, an increase of $689,000, or 15.9%. As a percentage of total revenues, cost of system sales was 17.3% in 2000 compared to 13.1% in 1999. The dollar increase was primarily attributable to increases in operating system and hardware deliveries. Amortization of previously capitalized software development costs was $892,000 for the three months ended September 30, 2000 compared to $893,000 for the three months ended September 30, 1999.

     Client Services. Client services expenses were $7.3 million for the three months ended September 30, 2000 compared to $9.1 million for the three months ended September 30, 1999, a decrease of $1.9 million, or 20.4%. As a percentage of total revenues, client services expenses were 25.0% in 2000 compared to 27.7% in 1999. The dollar decrease was primarily attributable to reductions in staff and outside consultants which were dedicated to Year 2000 installations in 1999.

     Research and Development. Research and development expenses were $5.5 million for the three months ended September 30, 2000 compared to $3.9 million for the three months ended September 30, 1999, an increase of $1.6 million, or 42.6%. As a percentage of total revenues, research and development expenses were 19.0% in 2000 compared to 11.7% in 1999. The dollar increase in research and development expenses was primarily attributable to increased efforts related to the development, enhancement and documentation of the Company's e-Commerce and clinical laboratory systems partially offset by decreased expenses related to the Company's non-clinical laboratory systems. The Company capitalized $855,000 of its software development costs for the three months ended September 30, 2000 compared to $661,000 for the three months ended September 30, 1999, an increase of $194,000, or 29.3%. The increase in capitalized software development costs was primarily attributable to increased capitalization for the Company's clinical laboratory, e-Commerce and pharmacy systems.

     Sales and Marketing. Sales and marketing expenses were $3.7 million for the three months ended September 30, 2000 compared to $4.3 million for the three months ended

September 30, 1999, a decrease of $583,000, or 13.7%. As a percentage of total revenues, sales and marketing expenses were 12.6% in 2000 compared to 12.9% in 1999. The dollar decrease was primarily attributable to a reduction in sales staff and related travel costs for the Company's commercial laboratory products partially offset by an increase in commissions resulting from a 38.6%
increase in sales bookings during the third quarter of 2000 compared to the corresponding period in 1999.

     General and Administrative. General and administrative expenses were $3.5 million for the three months ended September 30, 2000 compared to $4.0 million for the three months ended September 30, 1999, a decrease of $513,000, or 12.8%. As a percentage of total revenues, general and administrative expenses were 12.0% in 2000 compared to 12.1% in 1999. The dollar decrease was primarily attributable to decreases in variable compensation relating to employee incentives and a decrease in sales tax accruals partially offset by an increase in legal fees.


Comparison of Nine Months Ended September 30, 2000 and September 30, 1999

     Revenues. The Company's total revenues were $88.3 million for the nine months ended September 30, 2000 compared to $99.5 million for the nine months ended September 30, 1999, a decrease of $11.2 million, or 11.3%. Revenues from system sales were $32.3 million for the nine months ended September 30, 2000 compared to $40.9 million for the nine months ended September 30, 1999, a decrease of $8.5 million, or 20.9%. This decrease was primarily attributable to a decrease in installations of software and decreases in hardware and operating system deliveries. Revenues from support and service were $56.0 million for the nine months ended September 30, 2000 compared to $58.6 million for the nine months ended September 30, 1999, a decrease of $2.7 million, or 4.5%. This decrease was primarily attributable to decreased service fees in 2000 compared to 1999 related to Year 2000 installations of the Company's commercial laboratory products partially offset by growth in support services to the Company's installed customer base.

     Cost of System Sales. Cost of system sales was $15.2 million for the nine months ended September 30, 2000 compared to $17.0 million for the nine months ended September 30, 1999, a decrease of $1.9 million, or 10.9%. As a percentage of total revenues, cost of system sales was 17.2% in 2000 compared to 17.1% in 1999. The dollar decrease was primarily attributable to decreases in hardware and operating system deliveries. Amortization of previously capitalized software development costs was $2.7 million for both the nine months ended September 30, 2000 and 1999.

     Client Services. Client services expenses were $22.6 million for the nine months ended September 30, 2000 compared to $27.9 million for the nine months ended September 30, 1999, a decrease of $5.3 million, or 19.1%. As a percentage of total revenues, client services expenses were 25.5% in 2000 compared to 28.0% in 1999. The dollar decrease was primarily attributable to reductions in staff and outside consultants which were dedicated to Year 2000 installations in 1999.

     Research and Development. Research and development expenses were $14.2 million for the nine months ended September 30, 2000 compared to $11.9 million for the nine months ended September 30, 1999, an increase of $2.3 million, or 19.2%. As a percentage of total revenues, research and development expenses were 16.1% in 2000 compared to 11.9% in 1999. The dollar increase in research and development expenses was primarily attributable to increased efforts related to the development, enhancement and documentation of the Company's e-Commerce and clinical laboratory systems. The increases were partially offset by decreased expenses related to the Company's commercial laboratory and non-clinical laboratory systems and the 1999 legal and professional fees associated with the United States Food and Drug Administration registration of the Company's Blood Bank product. The Company capitalized $3.3 million of its software development costs for the nine months ended September 30, 2000 compared to $2.4 million for the nine months ended September 30, 1999, an increase of $918,000, or 38.5%. The increase in capitalized software development costs was primarily attributable to increased capitalization for the Company's clinical laboratory, e-Commerce and radiology systems.

     Sales and Marketing. Sales and marketing expenses were $13.0 million for the nine months ended September 30, 2000 compared to $12.6 million for the nine months ended September 30, 1999, an increase of $315,000, or 2.5%. As a percentage of total revenues, sales and marketing expenses were 14.7% in 2000 compared to 12.7% in 1999. The dollar increase was primarily attributable to additional sales staff and related travel costs for the Company's clinical laboratory and e-Commerce products partially offset by a decrease in commissions resulting from a decline in sales bookings of 19.2% during the first nine months of 2000 compared to the corresponding period in 1999.

     General and Administrative. General and administrative expenses were $11.1 million for the nine months ended September 30, 2000 compared to $12.6 million for the nine months ended September 30, 1999, a decrease of $1.5 million, or 11.6%. As a percentage of total revenues, general and administrative expenses were 12.6% in 2000 compared to 12.7% in 1999. The dollar decrease was primarily attributable to decreases in variable compensation relating to employee incentives and sales tax accruals partially offset by increases in salaries and benefits related to the Company's e-Commerce initiatives and its wholly owned subsidiary, Sunquest India, and legal fees.


Liquidity and Capital Resources
-------------------------------

     At September 30, 2000, the Company had cash and short-term investments of $63.8 million, which consisted of cash of $7.5 million and short-term investments of $56.3 million. This compares to cash and short-term investments of $46.9 million at December 31, 1999 and cash and short-term investments of $45.6 million at September 30, 1999, increases of $16.9 million and $18.2 million, respectively. Cash provided by operating activities was $25.3 million for the nine months ended September 30, 2000 compared to $16.9 million for the nine months ended September 30, 1999.

     As of September 30, 2000, the Company had net trade receivables of $34.7 million, which consisted of $21.0 million in net billed trade receivables and $13.7 million in unbilled trade receivables. At December 31, 1999, the Company had net trade receivables of $43.1 million, which consisted of $31.0 million in net billed trade receivables and $12.1 million in unbilled trade receivables. Net trade receivables have decreased by $8.4 million since December 31, 1999, with $10.0 million related to the net billed trade receivables partially offset by an increase in the unbilled receivables of $1.6 million. The unbilled receivables represent revenue that has been recognized in accordance with the percentage-of-completion accounting method, but which has not yet been billed to customers under contractual milestone billings. Generally, the unbilled amounts will be billed and collected within the following twelve months. The Company maintains an allowance for doubtful accounts that it believes is adequate to cover potential credit losses. The average collection period, a rolling twelve-month average, on net billed trade receivables was 80 days at September 30, 2000 compared to 81 days at June 30, 2000; 76 days at December 31, 1999 and 71 days at September 30, 1999. The Company has responded to the increase in average collection period with intensified collection efforts. Days sales outstanding ("DSO") was 107 at September 30, 2000 compared to 117 at June 30, 2000; 120 at December 31, 1999 and 110 at September 30, 1999.

     Cash used in investing activities was $26.1 million for the nine months ended September 30, 2000. Purchases of investments totaled $32.3 million and proceeds from the sale of investments totaled $13.2 million. Purchases of property and equipment totaled $3.4 million and consisted primarily of purchases of computer software, computers and computer-related equipment, and
leasehold improvements.   Capitalized software development costs
totaled $3.4 million. Costs related to acquisitions totaled $142,000 and were primarily associated with sales tax payments and replacing certain Antrim Corporation software products with Sunquest products.

     Cash used in financing activities was $640,000 for the nine months ended September 30, 2000. Of this amount, $779,000 was used for principal payments on capital leases. This amount was partially offset by the issuance of 8,051 shares of the Company's Common Stock for approximately $82,000 under the Employee Stock Purchase Plan and the issuance of 5,747 shares of the Company's Common Stock for approximately $57,000 under the Stock Incentive Plan of 1996, as amended.

     At September 30, 2000, working capital was $74.1 million compared to $67.7 million at December 31, 1999.

     The Company has a revolving line of credit with a bank allowing the Company to borrow up to $10.0 million. Any borrowings under the line of credit will bear interest at the bank reference rate unless the Company elects a fixed rate or certain variable rates contemplated by the agreement. All outstanding principal and interest under the line of credit is due April 28, 2001 except for any amounts outstanding under stand-by letters of credit which have a maximum maturity of 365 days. Borrowings under the line of credit are secured by all of the Company's assets. Approximately $573,000 of the line of credit is used to secure a letter of credit and is not available for immediate expenditure. There were no borrowings outstanding as of September 30, 2000.

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


New Accounting Standards
------------------------

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and for Hedging Activities" ("SFAS No. 133"). SFAS No. 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS No. 133 is effective for years beginning after June 15, 2000. Presently, management does not believe that SFAS No. 133 will have a material impact on the Company's financial statements.

     During the fourth quarter of 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No.
101, "Revenue Recognition in Financial Statements." The provisions of SAB No. 101 are required to be adopted no later than the fourth quarter of the fiscal year beginning after December 15, 1999. Based upon current interpretations, management does not believe that SAB No. 101 will have a material impact on the Company's financial position and results of operations.

     On March 31, 2000, FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation," which provides guidance on several implementation issues related to Accounting Principles Board Opinion No. 25 ("APB Opinion No. 25") and is effective July 1, 2000. FIN 44 clarifies the definition of employee and the accounting for stock options that have been repriced. The Company adopted FIN 44 during the second quarter of 2000. The adoption of FIN 44 did not have a material impact on the Company's financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to market risk from changes in interest rates. The Company's primary interest rate risk relates to its short-term investments in Tax-exempt Municipals and Short-term Demand Notes all of which are classified as available-for-sale. At September 30, 2000, the Company had total short-term investments of $56.3 million. Assuming a 10% increase in interest rates on the Company's short-term investments (i.e., an increase from the September 30, 2000 weighted-average interest rate of 5.648% to a weighted-average interest rate of 6.212%), the fair value of these investments would decrease by approximately $504,000.

Part II. Other Information

Item 1. Legal Proceedings

    On September 26, 2000, the United States District Court for the Western District of Pennsylvania granted Dynamic Healthcare Technologies, Inc.'s ("Dynamic") motion to dismiss the civil action initiated by the Company in the Western District of Pennsylvania against Dynamic on the basis of the prior pending civil actions between the parties in the United States District Court for the Southern District of Florida. On October 3, 2000, the United States District Court for the Southern District of Florida denied as moot the Company's motion to transfer the civil action to the Western District Court of Pennsylvania, or in the alternate stay the civil action pending resolution of the Pennsylvania action, as a result of the district court of Pennsylvania's ruling. All of the claims asserted by the Company against Dynamic in the Western District of Pennsylvania civil action have also been asserted by the Company against Dynamic in the Southern District of Florida civil action and will continue to be vigorously pursued by the Company.

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

Item 3. Defaults Upon Senior Securities
          None.

Item 4. Submission of Matters to a Vote of Security Holders
          None.

Item 5. Other Information
          None.

Item 6. Exhibits and Reports on Form 8-K

          (a.) Exhibits

               27.1 - Financial Data Schedule for the Nine Months
                      Ended September 30, 2000, filed herewith.

          (b.) Reports on Form 8-K

               No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2000.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           SUNQUEST INFORMATION SYSTEMS, INC.
                                      (Registrant)


Date:  November 8, 2000       By: /s/ Nina M. Dmetruk
                                  ___________________________________________
                                  Nina M. Dmetruk
                                  Executive Vice President and Chief
                                  Financial Officer
                                  (Authorized Officer of the Registrant and
                                  Principal Financial and Accounting Officer)