Form 10-K405
period 2000-12-31
SUNQUEST INFORMATION SYSTEMS INC
filed 2001-03-28
CIK 1011340

                         UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 16, 2001, the registrant had 15,568,890 shares of Common Stock outstanding. The aggregate market value of the Common Stock held by nonaffiliates of the registrant, based on the closing price of the Common Stock on March 16, 2001 as reported by Nasdaq, was $41,392,958 (calculated by excluding shares owned beneficially by directors, executive officers and other affiliates as a group from total shares outstanding solely for the purpose of this response).

              DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Shareholders for 2000 are incorporated by reference into Parts II and IV of this Form 10-K.

Portions of the registrant's Proxy Statement for the 2001
Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

Except as specifically incorporated by reference herein, the Annual Report to Shareholders for 2000 and the Proxy Statement are not to be deemed filed as part of this Annual Report on Form 10-K.

              SUNQUEST INFORMATION SYSTEMS, INC.
                       Form 10-K - 2000
                       TABLE OF CONTENTS
                                                                 Page
                                                                 ----
PART I
  Item 1  - Business
    General                                                         1
    Segment Information                                             1
    Industry                                                        2
    Products and Services                                           3
    Third-Party Arrangements                                       13
    Products Under Development                                     13
    Client Services                                                15
    Marketing                                                      16
    Technology                                                     16
    Research and Development                                       17
    Competition                                                    18
    Regulation                                                     18
    Proprietary Rights                                             20
    System Acquisition Agreements and Subscription Agreements      21
    Backlog                                                        22
    Employees                                                      22
    Other Factors Affecting Future Performance                     22
    Executive Officers of the Registrant                           29
  Item 2  - Properties                                             30
  Item 3  - Legal Proceedings                                      31
  Item 4  - Submission of Matters to a Vote of Security Holders    32
PART II
  Item 5  - Market for Registrant's Common Equity and Related
              Stockholder Matters                                  33
  Item 6  - Selected Financial Data                                33
  Item 7  - Management's Discussion and Analysis of Financial
              Condition and Results of Operations                  33
  Item 7A - Quantitative and Qualitative Disclosures about
              Market Risk                                          34
  Item 8  - Financial Statements and Supplementary Data            34
  Item 9  - Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                  34
PART III
  Item 10 - Directors and Executive Officers of the Registrant     34
  Item 11 - Executive Compensation                                 34
  Item 12 - Security Ownership of Certain Beneficial Owners
              and Management                                       34
  Item 13 - Certain Relationships and Related Transactions         35
PART IV
  Item 14 - Exhibits, Financial Statement Schedules, and
              Reports on Form 8-K                                  35
  Signatures                                                       38

                            Part I

Item 1.  Business.


General
-------

     Sunquest Information Systems, Inc. ("Sunquest" or the "Company") provides health care information systems ("HCISs") to large and mid-sized hospitals, clinics and other facilities, including integrated delivery networks ("IDNs") comprised of multi-entity, multi-site health care organizations. Sunquest was established in 1979 and has become a market leader in the sale of laboratory information systems ("LISs") that integrate disparate equipment and data sources in order to automate a laboratory department's specialized processes and manage its large volumes of clinical data. In 1991, the Company also began marketing the FlexiRad product, a radiology information system. Sunquest became a public company on June 10, 1996, when it closed its initial public offering of Common Stock. With the purchase of Antrim Corporation ("Antrim") on November 26, 1996, the Company acquired a presence in the commercial and medical reference laboratory market. In August 1997, Sunquest purchased certain inpatient pharmacy software systems, and in November 1997, entered into a software license agreement for an outpatient pharmacy system. In 1998, the Company introduced the Clinical Event Manager product, a medical rules-based clinical alerting system for use with any HL-7 formatted medical data.

     During the first quarter of 2000, through e-Suite, Inc. ("e-Suite"), a wholly owned subsidiary, the Company expanded the distribution of products via the Internet-delivered Application Service Provider ("ASP") model and began software development activities in Bangalore, India, through its wholly owned subsidiary Sunquest Information Systems (India) Private Limited ("Sunquest India"). Sunquest India was formed to accelerate time to market for the Company's products using highly qualified personnel in a cost-effective manner. During the third quarter of 2000, the Company formed a new business, Diagnostix.com, Inc. ("Diagnostix.com"), a wholly owned subsidiary. Diagnostix.com is a business-to-business ("B2B") portal currently in development with three beta clients. Diagnostix.com plans phased development of Web-based products designed to streamline communication between the many constituents of health care -- IDNs, laboratories, pharmacies, physicians and patients. Products offered by Diagnostix.com are currently in the development and testing phase, and no revenues are anticipated until the second half of 2001.

     As of December 31, 2000, Sunquest had an installed customer base of more than 1,200 sites, including 175 of the world's largest IDNs, in the United States, Canada, United
Kingdom, Saudi Arabia, Ireland and Denmark.


Segment Information
-------------------

     Currently, the Company manages its operations through two business segments: Core Business and e-Commerce.

     Core Business: This reportable segment consists of the Company's health care information systems that include software licenses, related hardware, relicensed software, resold software and value-added services. The principal markets for this segment include large and mid-sized hospitals, clinics and other facilities, including IDNs.

     e-Commerce: This reportable segment consists of the Company's Internet-based product offerings. Currently, the Company offers three products, e-Reference Lab, e-Financial and e-CEM ("Clinical Event Manager"), which are Internet-based ASP products hosted and maintained at the Company's offices and accessed by customers over the Internet for a monthly fee. By hosting and maintaining applications at a central site and providing user access over the Internet, these products eliminate the customer's need for capital investment in information systems and internal staff, while providing access to state-of-the-art clinical systems. In addition, e-
     Hospital Lab is in Beta testing and development has begun on the Web enabling of some of the Core Business segment's products. The principal markets for the products currently available are the smaller hospital and commercial laboratories. Also, Diagnostix.com plans phased development of Web-based products designed to streamline communication between the many constituents of health care -- IDNs, laboratories, pharmacies, physicians and patients. The Company's strategic initiatives include development of future releases of ASP product offerings as well as introducing additional Internet ventures and products, which will target expanded markets.

     For financial information related to the Company's business segments, see Note 13 of Notes to Consolidated
Financial Statements, which is incorporated by reference into
Part II, Item 8.


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

     In order to achieve their dual goals, IDNs need detailed clinical and management information systems that enable providers within the IDN to manage such important processes as: (i) patient care processes across multiple delivery sites;
(ii) the appropriateness of diagnoses, treatments and resource utilizations; (iii) provider performance and clinical outcomes; and (iv) commercial and medical reference laboratory processing and business practices. Significant market opportunities exist for HCIS vendors offering open systems architecture that allows interoperability with legacy systems and solutions from other leading vendors. These systems permit IDNs to select and integrate information systems by either retaining existing legacy systems or selecting from an array of new systems. With rapid Internet adoption, the opportunity also exists for expanded e-commerce solutions including ASP and transaction-based delivery models. Based on these opportunities, Sunquest offers six groups of health care information systems and services in addition to its stand-alone product offerings.

     Sunquest markets its products and services internationally through its direct sales force and marketing relationships with other information systems vendors.


Products and Services
---------------------

     Sunquest's business strategy is to engineer its products for the changing health care environment, now characterized by the emergence of IDNs, an increasing trend to outpatient care delivery, and increasing Internet adoption. These health care organizations are also altering their purchasing strategy to one in which they deal with a limited number of vendors. In response, Sunquest has adopted a product development strategy aimed at the creation of single-vendor, integrated, Web-based solutions. This strategy encompasses a four-part approach:
(i) integrating products and services into a single, comprehensive suite of applications, (ii) introducing ASP versions of both current and future products, (iii) leveraging the Company's core competencies and existing customer base by introducing e-commerce products to the physician and patient community, and (iv) leveraging intellectual capital within Sunquest India by moving large portions of development activity to a lower cost environment providing the triple benefits of increased productivity, lower costs and accelerated time to market, while maintaining high levels of technical competence.

     With rapid Internet adoption, the opportunity also exists for expanded e-commerce solutions including ASP delivery models. In an ASP model, clinical management applications and data are processed centrally and distributed along with remote expert services to customers via Internet technology. By leveraging the Internet to reduce the cost of distribution and support, ASP models are able to provide a solution that is cost effective, thereby reducing customers' capital expenditures and the need for management information systems' staff. In response, Sunquest offers the ASP group of products.

     Sunquest's products and services are organized along six groups of health care information systems and services in addition to its stand-alone product offerings. This approach leverages technology across Sunquest's product offerings allowing customers more efficient access and utilization of the Company's clinical information systems and support services. The Company currently offers: (i) the departmental clinical systems that automate the operations of laboratories, radiology and pharmacy departments within a clinical environment such as a hospital as well as systems that automate the clinical, financial and information support operations of commercial medical laboratories; (ii) the integration and connectivity systems that allow Sunquest products to communicate with other vendors' software and hardware products; (iii) customer support and services; (iv) consulting; (v) the clinical data management systems that integrate patient care data directly to the caregiver or clinical department; and (vi) the ASP products that are designed to leverage the Internet to reduce the cost of distribution and support.

Departmental Clinical Systems

     Departmental systems for the laboratory were the first products developed by Sunquest, and were followed by the addition of radiology and pharmacy systems. This group of systems automates the information needed to manage the workflow and information needs of laboratory, radiology and pharmacy departments in both single and multiple facilities. These systems provide automation services specific to the needs of the department and capture information for use by physicians and other caregivers for better patient care. In addition to the departmental clinical group, each product comprising the group is individually available as a stand-alone department solution.

     Sunquest is closely monitoring the evolution of Administrative Simplification Regulations being promulgated by the Department of Health and Human Services ("DHHS") in response to the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). Currently, the DHHS has released only the Transactions and Code Sets Rules and the
Privacy Rules as final rules.    The following eight
additional regulations are in various stages of completion:
Security, Claims Attachments, Electronic Signature, Enforcement, Health Plan Identifiers, Employer Identifiers, Individual Identifiers (on hold) and Provider Identifiers. Presently, the Transactions and Code Sets Rules are effective and require most covered entities to be compliant on October 16, 2002. Sunquest has assessed its product performance against the new standards, and communicated standards utilization, and in one instance a utilization schedule, for each of its products. Compliance with the Transactions and Code Sets Rules will not have a material impact on the Company's business.

     Privacy Rules are scheduled to become effective on April 14, 2001, with a scheduled compliance date for most covered entities of April 14, 2003. The DHHS has opened the final rules for a 30-day comment period ending March 30, 2001. These comments may impact the content, the effective date and the compliance date of the Privacy Rules. The Company will communicate product enhancement schedules as the requirements of the Privacy Rules and Security Rules become more definitive. The impact that these two rules will have on Sunquest's business, if any, has not been determined.

     Sunquest has and continues to evaluate all of the Administrative Simplification Regulations as they are drafted and modified. At present, Sunquest does not believe that the eight additional pending regulations will have a material effect on its business. See "Regulation" below.

  Clinical Laboratory System

  Sunquest's FlexiLab laboratory information system manages the workflow and reporting requirements of the chemistry, microbiology, hematology, anatomic pathology and outreach areas of the laboratory. Quality assurance validations occur dynamically as results are entered. For example, a clinician can define normal test result ranges by age, sex and test method. Later, if the results are out of range, Sunquest's FlexiLab system immediately informs the technologist of the validation failure.

     The General Laboratory module is the core of the FlexiLab system and manages the processes of the high volume test areas of the laboratory.  This module includes
     volume and performance statistics, patient archiving, demographics, patient reporting including an online call back module to organize and track phone results, security and audit trails. The General Laboratory module features episodal management and outpatient tracking capabilities and is moving towards full Windows-based functionality and
     client server architecture.   Episodal management enables
     the entire on-line clinical patient record to be viewed at the laboratory level for clinical treatment analysis and financial and managed care cost analysis. Outpatient tracking capabilities enable separate tracking of the patient and the specimen, improving the efficiency with which a provider can manage concurrent care processes.

     The Specimen Management, Routing and Tracking ("SMART") sub-system provides for container level identification numbers that increase FlexiLab's ability to intelligently route and track specimens within the enterprise and enable more robust interface capabilities to laboratory instrument automation (robotics) systems.

     The Call Back module provides a completely electronic call notification system that can be monitored by laboratory or clerical personnel. Calls can be generated during the order entry and result entry process. The calls can be triggered automatically based on rule definitions or by manually appending a special callback code. The Call Back module allows the client to prioritize the calls, filter results according to user-defined filters, enter both internal and reportable comments and re-queue specimens when office personnel are unavailable. The Call Back module also allows the client to view patient results, tag additional tests as called, and print or fax reports directly from the application.

     Pursuant to a Software Sale Agreement with SystemLink, Inc. ("SystemLink"), Sunquest has purchased Histo Trac, a human leukocyte antigen ("HLA") typing laboratory system developed by SystemLink. Sunquest subsequently renamed the product Sunquest HLA. Sunquest and SystemLink will separately market, license and sell this system.
     Sunquest HLA is a Windows-based laboratory system that integrates data from donor/recipient typing, cross-match and automated instruments to deliver a comprehensive HLA laboratory information system that streamlines management processes. The automated sample accessioning, test resulting and reporting eliminates the need for logbooks and other manual record keeping and reduces the chances for medical errors. Legacy databases can be combined with Sunquest HLA to provide complete patient testing and results histories. The Sunquest HLA automates information tracking and reporting resulting in lower costs and improved service.

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

     Requisition Based Reports ("RBR") is an application within the Commercial Outreach module that provides patient test results reports grouped by requisition number that can be associated with multiple accession numbers. RBR enables outreach physicians and other medical staff to view all results for a single requisition number in a single report that corresponds to work flow associated with outreach marketing practices. One of the main advantages of the RBR application is that reports can be delivered electronically to clients' printers or fax machines. RBR also offers the ability to provide clients with preprinted multi-part requisition forms that include clients' names, addresses and other client-specific information.

     Client Calls is an application within the Commercial Outreach module that provides the means for Sunquest's clients to document and track calls directed to their service centers from their clients, physicians' offices and clinics. The application provides the functionality to record and categorize issues; direct a call to a department or specific user for resolution; enter multiple progress notes to maintain a complete record of the call details; change the status of a call from open to resolved; control the list of calls displayed for a user by applying user-defined filters; access all call information in a tree structure history file; and print a variety of reports that help to track call issues and categories, types of issues per client, and numbers of issues for a client over a specified timeframe along with ad hoc reports.

     The Episode Management module facilitates the automatic creation of patient episodes and events based on defined rules. The Episode Management module supports multiple overlapping episodes of care with multiple active events within each episode, providing the ability to print a single cumulative report as well as generate a single event report.

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

     The Multi-Facility Support ("Mulhos") module utilizes the FlexiLab system to support multiple facilities. Each facility can have its own individualized reports, rules and options, which allows for differences among facilities. The Mulhos module manages vital inter-institutional issues such as the security of patient information and conflicts between each facility's patient identification system.

     The Microbiology module in the FlexiLab system provides a comprehensive, paperless environment that enhances the communication of microbiology and epidemiological results. User definable, automated rules assist the microbiologist in measuring the effectiveness of medications on specific organisms in order to predict effects on a patient's outcome.

     Pursuant to an amended and restated value added reseller agreement ("VAR") with Dynamic Healthcare Technologies, Inc. ("Dynamic"), Sunquest is marketing and selling Dynamic's anatomic pathology product, CoPathPlus ("CoPath"). In addition, the Company has the right to enhance and integrate the CoPath software with the FlexiLab system. CoPath provides a comprehensive display of patient and specimen information via a graphical user interface. Health care providers are able to tailor report formats, screen layouts and incorporate images for a clear picture of diagnostic findings. An integrated report writer allows the user to create their own ad hoc reports or select from the management report options built into the system. CoPath provides fast turnaround, including automatic faxing capabilities.

     The Blood Bank Donor module automates the collection procedures and management of blood product inventories. It also manages and tracks blood donated by patients for their own use and provides quality controls to assure compliance with rules of good practice.

     The Blood Bank Transfusion module automates a hospital's complete transfusion service, including inventory and distribution of blood products to the patient. This module, which uses rules-based logic, is designed to prevent the distribution of inappropriate blood products. For example, the Blood Bank Transfusion module automatically provides notice if the blood product has not been appropriately matched to the patient at the time of issue.

     The Remote Web Access module is a browser-based laboratory data access tool that provides physicians and clinicians secure and confidential Internet access to General Laboratory, Blood Bank, Microbiology and CoPath results information. Users can view laboratory information such as patient results and order status, print reports, graph cumulative results and review the test dictionary. This information is accessible at anytime, from anywhere, with a Web browser connected to a corporate Intranet or a secure, high speed Internet connection.

     The Medical Necessity Checker module is integrated with the FlexiLab system, ordering workflow to facilitate efficient, automatic Medicare-compliant billing. The Medical Necessity Checker validates orders as they are entered in order to prepare Advanced Beneficiary Notices ("ABNs"), if necessary, to obtain reimbursement for the related procedures. User-defined compliance tables are used for the validation process. The Medical Necessity Checker displays non-compliant orders and provides the user with the ability to record the existence of a signed ABN. An alert flag for any non-compliant tests are then stored with the patient data for reporting purposes.

     Pursuant to an Original Equipment Manufacturer license agreement with Seagate Software Information Management
     Group, Inc. ("Seagate"), Sunquest is marketing and selling Seagate's Crystal Reports and Crystal Info products. The Seagate products are integrated with Sunquest's Departmental Clinical Systems group of products through an industry standard Open Database
     Connection (ODBC) methodology. The Seagate products provide an effective and comprehensive ad hoc report writer that allows health care providers to tailor output and report delivery mechanisms. The flexibility of these tools allow for a wide variety of report formats coupled with graphical images and the ability to distribute information through flat files, email and Web pages. The Seagate products also include an Online Analytic Processing (OLAP) tool for data cube manipulation within the scope of the data warehouse.


  Clinical Radiology System

  Sunquest's FlexiRad radiology information system is designed to streamline the operations of the radiology department and facilitate orders, intelligent scheduling of both patients and resources, fee billing, patient tracking, film management and reporting. Using client server architecture and a graphical user interface, the FlexiRad product is easy to use, reducing training time on the system.

     The FlexiRad system offers a full suite of interfaces: admissions, discharge and transfer (ADT), orders, results reporting, billing scheduling and Picture Archiving Communications Systems (PACS). Additional interfaces unique to a radiology department and offered by the FlexiRad system include interfaces to digital dictation systems, speech recognition systems, transcription systems and top-of-the-line mammography products (MRS). These interfaces provide more information to the FlexiRad system and further reduce the turnaround time of patient reporting.

     All information collected by the FlexiRad system can be viewed with Seagate's Crystal Reports, an effective and comprehensive ad hoc report writer. This tool allows the user to customize reports. In addition, off-the-shelf software, such as Microsoft Access, can be used to write customized reports.

     Further integration is provided directly with the FlexiLab system. When an exam is being ordered, the radiology user can view related laboratory results on that patient, assisting the health care provider in determining the appropriateness of the order. On the results side, radiology patient reports can be correlated with anatomic pathology reports, providing useful information deemed necessary for biopsy recommendations.

     The Company also markets and sells Talk Technology, Inc.'s TalkStationRadiology software, a speech recognition, dictation and clinical workflow solution for radiology reporting, pursuant to a marketing and distribution agreement. TalkStationRadiology assists radiology departments and group practices in improving efficiencies by reducing the turnaround time and eliminating transcription costs while improving service to referring clinicians. The TalkStationRadiology software is currently marketed as an interfaced solution to Sunquest's FlexiRad system. The Company plans on embedding TalkStationRadiology within the FlexiRad system to enhance the patient reporting process.


  Clinical Pharmacy System

  The FlexiMed pharmacy information system is a patient focused, integrated pharmacy information system using state-of-the-art client server technology. This system provides reporting of medication use across the entire continuum of care and puts the pharmacy in control of drug therapy, documenting each step of the medication management process.

  In addition, it addresses two pressing needs in today's health care environment: medication therapy outcomes and pharmacy cost control.

     Some key features of the FlexiMed system include dose range checking, medication profiling, order entry and management, clinical consulting and documentation, dispensing and inventory control, high volume drug prescriptions and ad hoc reporting capabilities.

     The inpatient functionality has several operational options: traditional cart exchange, "just-in-time" envelope fill, automated drug distribution machines, or a combination of these.

     The FlexiMed system incorporates standard clinical alerts such as drug interaction and allergy alerts, and its configurable medication management provides the pharmacist with the necessary time to evaluate and act on this advanced clinical information.


  Clinical Financial System

  The Sunquest Financial information system provides the tools needed to manage the laboratory business and includes:
  Accounts Receivable/Billing, General Ledger, Accounts
  Payable, Materials Management and Electronic
  Claims/Electronic Data Interchange ("EDI").

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

     The Electronic Claims/EDI services provide the capabilities to electronically transmit and electronically receive payment and rejection activity.
     These capabilities are
     available for Medicare, Medicaid, Blue Shield and prominent clearinghouses such as NEIC, Per-Se Technologies and IMS.

     Pursuant to a value added remarketer agreement with Per-Se Technologies, Inc. ("Per-Se"), Sunquest is co-marketing Per-Se's EDI clearinghouse services ("Clearinghouse"). The clearinghouse is interfaced to the Sunquest Financial system as one of its Electronic Claims/EDI services. The clearinghouse provides a full range of EDI services, including electronic claims submission for a broad range of payors, electronic remittance advice processing, and wholesale laser printing services for statements and claims. The clearinghouse offers providers a HIPAA compliant solution for processing electronic health care transactions.


  Commercial and Medical Reference Laboratory Systems

  Sunquest also offers laboratory information systems for the commercial laboratory marketplace. Sunquest Commercial systems provide a total solution for customers ranging from small hospital outreach programs to large commercial reference laboratories.

     The Commercial Laboratory product group is an efficient, performance-oriented management system that streamlines daily operations and increases customer efficiency. Client specific features such as reporting conventions, call parameters and management and statistical reporting tools give customers a competitive edge in an aggressive marketplace. Customer service features including stat/call lists, courier tracking, client problem tracking and streamlined inquiry options provide convenient access to information that is needed to serve a dynamic client base.

     The system offers quick and simple requisition entry allowing orders to be placed more efficiently. Bar-code reading and processing capabilities maximize workflow and can be used in conjunction with instrument interfaces. Batching is also available to facilitate high volume processing. Patient reports may be faxed, printed on-site or printed remotely. Automatic report scheduling with client specific features provides for prompt and accurate reporting.

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

     The Anatomic Pathology product is available for commercial laboratories providing pathology and cytology services. The product uses the same flexible ordering, reporting, and customer service features that distinguish Sunquest's other commercial products. The system compiles and compares required elements of test data, facilitating regulatory compliance. Efficient storage of historical data makes it possible to link large volumes of patient history records with current data for quick retrieval.

     Cytology features include batching capabilities, streamlined results entry screens, and comprehensive statistical reporting. Pathology supports Systematized Nomenclature of Medicine (SNOMED) coding, with accompanying management reports for data analysis. QA reporting is also available to correlate results and document any discrepancies detected.


Integration and Connectivity

     The integration and connectivity product group allows the Company to seamlessly integrate laboratory instruments and other vendors' HCISs into Sunquest software systems using a variety of configuration options. This systems library is composed of over 17,000 interfaces developed, installed and currently supported for more than 1,000 types of laboratory instruments and 235 HCISs from multiple vendors.

  Instrument Interfaces facilitate the linking of clinical laboratory instruments, utilizing the full communication capability of each instrument.

  The Instrument Autofiler allows laboratories to streamline their result review process, update patient files quickly and improve overall process efficiency and accuracy. The Instrument Autofiler utilizes user-defined criteria to determine if results can pass directly from an instrument into a patient file or must be reviewed. The criteria include items such as quality assurance ranges, result flags received from the instrument that indicate an unusual state, receipt of a result in an invalid range, or a result of a particular control in a particular order.

  Application Interfaces facilitate the linking of third-party application systems, such as hospital information and financial systems of other vendors, to Sunquest's departmental clinical systems. Sunquest's proven ability to handle the complexities of interacting information systems provides customers with more flexible configuration options.


Support and Services

     Sunquest provides clients with one of the industry's most reputable and comprehensive service offerings that includes education, installation, implementation, documentation, product and technical support, project and systems management and custom programming.


Consulting

     Balanced View Consulting ("BVC"), Sunquest's growing clinical consulting division, offers a wide array of both technical consulting services and management consulting services which can be customized to meet specific project needs. BVC can assist in the development of profitable outreach services, billing optimization programs, development of business plans to support integration and networks, the performance of HIPAA compliance assessments, and can provide technical support for timely application installations and upgrades. In addition to the approximately 30 full-time staff in BVC, the division utilizes five to ten specialized external consultants as needed.

     BVC remains committed to providing high quality "client-side" services to our installed client base as well as new site implementations. We are continuing our expansion into the management consulting area, specifically in the areas of HIPAA and best practices for billing and clinical laboratory services reimbursement.


Clinical Data Management

     Sunquest's Clinical Data Management products are designed to provide integrated clinical patient care data directly to the caregiver or clinical department by combining Sunquest's groups of ancillary systems or by seamless integration with disparate systems.

  The Clinical Event Manager ("CEM") system monitors patient specific data within a network and immediately alerts health care providers to significant patient information based on predetermined rules. Providers simply identify the clinical rules of interest and the Clinical Event Manager module notifies them via pager or e-mail of any event triggered by the rules. Additionally, the system can check for reminders placed by the health care provider to order tests at specific intervals. The system can also check for interdisciplinary events for a given patient, such as changes in vital signs versus administration of a particular drug. CEM is also available as an ASP product.


Application Service Provider

     Sunquest's e-Suite ASP applications are designed to leverage the Internet to reduce the cost of distribution and support. The e-Suite applications, which consist of e-Reference Lab, e-Financial, e-Hospital Lab and e-CEM, are ASP models that meet a well-defined market need and an extended domestic market of more than 4,000 hospitals with less than 200 beds and more than 5,370 small commercial laboratories.

     As of December 31, 2000, the Company had three ASP products, e-Reference Lab, e-Financial, and e-CEM in general release and live at four sites. In addition, a fourth ASP product, e-Hospital Lab, is in Beta testing.

  e-Reference Lab is a feature-rich laboratory information system specially designed to streamline and expedite the day-to-day operations of independent laboratories. e-Reference Lab's flexible configuration offers quick and easy requisition entry, accurate and complete worklist and results processing. Enhanced customer service features combined with rapid retrieval of client, patient and specimen data strengthen the laboratory's ability to provide superior frontline support.

  e-Financial is a comprehensive financial management system for laboratories that incorporates accounts receivable, billing and general ledger functions into one simple, easy-to-configure application. e-Financial is invoice-driven, not patient-driven, in order to accelerate cash flow, making this an ideal application for hospital laboratories with outreach programs, as well as for traditional commercial laboratories. Support for multiple payor types, management reporting abilities and contract management features allows laboratories to conduct business with maximum flexibility.

  e-CEM is an ASP rules-based expert alerting system that automatically sends vital clinical data to clinicians' text pagers and/or email. The data is sent the instant it is processed by laboratory, pharmacy or radiology systems, and filtered by predetermined or customer defined rules so clinicians only receive alerts critical to the care of their patients. In addition, the rules engine processes data to alert hospital staff to relevant events that require intervention for improved patient care and cost reduction.

  The ASP model being used for each of the e-Suite applications allows the applications and data to reside at the Company's host facility, accessible via a virtual private network (VPN) for a monthly subscription fee.


Third-Party Arrangements
------------------------

     Sunquest believes that there are advantages to open system solutions that facilitate the interoperation of products from other vendors. Consequently, the Company has entered into several VAR agreements, joint marketing agreements and licensing agreements with other vendors.

     In addition to the third-party agreements previously noted in this report, hardware and resold software are purchased from third-party vendors under VAR and other agreements and sold to customers in conjunction with the Company's software products. Hardware support is the responsibility of the hardware manufacturers under agreements negotiated directly between the supplier and the customer or agreements where Sunquest acts as an intermediary in negotiating the support agreement.


Products Under Development
--------------------------

     The following products are under development utilizing either the same client-server architecture as the Company's existing systems or Web-based technology. The development of new products is an uncertain process. There can be no assurance that the following products will be successfully developed or, if developed, that they will be accepted in the marketplace. See "Other Factors Affecting Future Performance" below.

FlexiMed-Outpatient (Departmental Clinical Systems) The FlexiMed system has two major components: an inpatient system and an outpatient system. The inpatient system is used in hospitals and is a proven product installed at seven sites. The outpatient system focuses on functionality similar to retail pharmacy and is currently under development.

Outpatient functionality will provide the user with high volume prescription processing and will be automated with bar-code checking. The advanced multi-site capability will support on-line, third-party claims adjudication with billing algorithms and financial processing that will be configurable for site-specific variations.

e-Hospital Lab (Application Service Provider) is an advanced laboratory information management application for hospitals and multi-facility medical communities. e-Hospital Lab's advanced design allows multiple laboratories to collaborate to provide the best service possible, yet retain site-specific flexibility and independence, even across multiple time zones. Full hospital laboratory functionality will be offered including outreach capabilities, making it an ideal package for acute-care hospital laboratories, outreach programs, or long term care facilities.

Clinical Decision Support (Clinical Data Management) will serve as a management tool to retrieve and combine data from multiple databases and their interfaces. Clinical Decision Support will provide a dynamic means to access data faster, generate impromptu reports more quickly and will provide longer term data storage for trend analysis. Clinical Decision Support will be an invaluable tool for today's informed decision maker, leveraging Web browser interfaces and e-mail reporting throughout an organization.

Integrated Clinical Suite (Departmental Clinical Systems and Application Service Provider) The Integrated Clinical Suite will integrate FlexiLab, FlexiRad, FlexiMed, Sunquest Financial, Clinical Event Manager and Clinical Decision Support. Under development is a Web-based common user interface that will provide users with the ability to seamlessly view clinical data from one Web-based viewer.

Diagnostix.com (Application Service Provider) will utilize the Internet to help health care participants securely exchange relevant clinical information and analyze it to make informed clinical decisions. Diagnostix.com portal services are targeted at hospitals and IDNs that plan to grow their outreach business through improved service. This can be accomplished by providing their clients with connectivity to clinical information and tools that reduce the probability for medical errors, enhance patient satisfaction and reduce administrative tasks.

Based on a centrally hosted ASP model or "thin/client" technology, Diagnostix.com applications will be affordable, and easily and efficiently deployed across various systems using the Internet. Initially, Diagnostix.com will provide online lab results, lab ordering, and clinical alerting and later expand to pharmacy, radiology and other areas. With the initial phases of Diagnostix.com, physicians will be able to receive lab reports online, view customizable cumulative results as well as create new or follow-up lab orders, print labels and requisitions in their offices, check orders status online, perform medical necessity checking, and print ABNs.

Diagnostix.com will focus initially on leveraging the relationships Sunquest has with its customers. The Company's existing client base provides access to a hospital and IDN network of over 350,000 physicians in the United States.
Diagnostix.com will eventually target expansion beyond
Sunquest's existing client base.

During 2000, Diagnostix.com signed agreements with three major institutions as Alpha sites to help validate the design requirements and conduct usability tests. Additionally, Diagnostix.com has initiated client agreements to beta test the initial modules, as they become available. Diagnostix.com is currently pursuing additional customers for Beta trials prior to general release.

Client Education Online ("CLEO") (Application Service Provider) will consist of a comprehensive series of both self-paced and Web-enabled instructor led learning modules, job aids and Web conferences that are designed to build professional skills and optimize customer use of Sunquest's clinical information systems. This state-of-the-art technology is built upon a sound fundamental adult learning methodology that supports just-in-time training, available 24 hours a day, 365 days a year.


Client Services
---------------

     At December 31, 2000, the Company's client services division employed approximately 415 professionals. Sunquest Client Services provides clients with a wide array of services including implementation, account management and education services, as well as product and technical support. Client Services employs skilled professionals with a strong focus on clinical skills and technical expertise. Client Services' employees attend rigorous training including, where required, a formal six-month initial training program to comply with the Company's certification requirements that are designed to ensure the highest degree of competence.

     Sunquest utilizes a variety of traditional and innovative methods to provide educational services to its clients. In addition to a standard "Train the Trainer" approach, PC and Internet-based educational services are offered. Web conferences have been successfully introduced in 2000 as part of an on-going effort to provide post-live educational opportunities for Sunquest clients. The Company has offered 32 e-Learning conferences for its clients since the implementation of this program in March of 2000. During our annual client user group meeting, clients are offered workshops and lectures in a variety of topics ranging from technical to management training.

     Areas of specialty have been developed within the Client Services organization to support the deep level of functionality in the Company's products. Client Services has specific teams dedicated to the following areas: instrumentation, application interfacing, devices, microbiology, anatomic pathology, blood bank and operating systems. In addition, a Crisis Team is maintained to provide rapid and dedicated response in the event of a major system outage. All support services are staffed 24 hours per day, 7 days per week and are managed through a Help Desk "triaging" service located in Tucson, Arizona. Services are delivered via conventional methodologies as well as via the Internet and other advanced technologies. The Company utilizes outside consulting services as well as internally conducted surveys to continually assess client satisfaction and the quality of services provided.

     Every client is assigned a dedicated Client Advocate who provides a single, long-term point of contact. The Client Advocate conducts regularly scheduled meetings with their clients to ensure that all expectations are being met and focuses on proactive site management to assist clients with their business needs.

Marketing
---------

     The primary markets for the Company's systems and services are the approximately 3,500 acute care hospitals in the United States and Canada that have more than 250 beds and the approximately 500 premier commercial and medical reference laboratories in the United States. In addition to these markets, the Company, through its e-commerce initiatives, will be targeting the more than 4,000 domestic hospitals with less than 200 beds and the more than 5,370 small commercial laboratories markets. The Company also markets its systems and services in the United Kingdom, Ireland and Denmark. Sunquest's principal sources of referrals are its clients, strategic partners and consultants. Sunquest also seeks to enhance its market recognition through participation in industry seminars and trade shows, Company-sponsored seminars, the Sunquest User Group and Regional User Group meetings in the United States and the United Kingdom, direct mail campaigns, telemarketing and advertisements in trade journals.

     The Company's marketing department is composed of a team of specialists in product management, marketing operations, business development/strategic alliances, marketing communications and sales support. Its sales force is organized into two divisions: (i) North American Sales which is divided into three areas, Western, Central and Eastern and
(ii) European Sales, offering the Company's systems in the United Kingdom and Europe. At December 31, 2000, the Company employed a sales and marketing force of approximately 97 individuals.


Technology
----------

     Sunquest's clinical products operate on IBM's RS6000 servers using the AIX operating system and Compaq's Alpha servers using Tru64 UNIX or OpenVMS operating systems. Users access the Company's applications using IBM compatible PCs and/or terminals. The FlexiLab, FlexiRad, Sunquest Financial and Sunquest Commercial products are offered on both IBM and Compaq platforms. The FlexiMed product is offered on the IBM RS6000 platform only. The Company's commercial and medical reference laboratory systems are offered on both IBM and Compaq platforms. Ancillary modules of the FlexiLab product operate on Intel platforms using the Microsoft Windows NT operating system.

     The Company utilizes Microsoft Visual Studio for a multi-tiered approach for its development efforts. Microsoft InterDev is used for Internet presentation development. Microsoft Visual C++ and Visual Basic are used for graphical presentation. Visual C++ and ANSI M are used in the development of its laboratory and radiology clinical systems business logic. The laboratory and radiology systems use InterSystem's OpenM or Cache for data storage. Microsoft's SQL-Server database is also used for newer ancillary modules. The CoPath anatomic pathology product is developed using
PowerBuilder and a Sybase database.   FlexiRad is a completely
client-server system while the FlexiLab system uses both client-server and monolithic based modules. These monolithic based modules represent a limited set of functionality written entirely in the M language. FlexiMed, the Company's pharmacy product, is developed using PowerBuilder fourth generation language on an Oracle database. All of the products use or are migrating to utilize Microsoft's Windows 95/98/NT/2000 for the client operating system. The Company's commercial and medical reference laboratory systems have been developed in the M language.

     Sunquest is evolving its laboratory and radiology clinical systems to object-oriented middle tiers with graphical Web-based presentation layers while continuing to utilize hierarchical and relational data structures (all residing on the server) which can be deployed incrementally, depending on the state of product evolution. Although the Company does not believe that such migration is currently necessary to satisfy its clients' needs, the Company expects to evolve all of its systems and modules to this object oriented and component-based architecture over time.

     Sunquest resells third-party terminals, label and page printers, storage devices and other peripheral devices. The Company also provides services to configure computer systems and networks. The Company has one-year renewable reseller agreements with DEC and IBM and a variety of reseller agreements with other middleware and device vendors.


Research and Development
------------------------

     The Company believes that the continuing rapid evolution of the clinical information systems market has made a substantial and sustained commitment to product development essential to the long-term success of its business. The Company has a defined product development process characterized by its phased product development lifecycle discipline and release management methodology. This process includes on-going analysis of the marketplace, determination of users' requirements, prototypical engineering, user and usability feedback, detailed design specifications, and regression and beta testing to ensure that new systems meet clients' needs.

     Sunquest's product development managers are responsible for product architecture, improvements to existing products, construction verification and inspection. The Company's product development engineers are assigned to one of three distinct functional groups: (i) the product engineering group, which is responsible for the ongoing evolution of the Company's existing products to meet the changing demands of the market; (ii) the service engineering group, which prioritizes corrections and improvements to deployed systems; and (iii) the technology group, which researches industry-standard components and develops new technologies for integration into the Company's current and future products. During 2000, Sunquest began development activities in Bangalore, India, through Sunquest India. This offers several advantages, including access to India's large pool of technical talent, the ability to operate a 24-hour development effort, a significant labor cost advantage, and added development resources to help achieve rapid time-to-market targets for new product initiatives. Currently, Sunquest India is assisting in the development of the integrated clinical product suite that will incorporate the Company's laboratory, radiology, pharmacy, financial and decision-support systems. At December 31, 2000, the Company's research and development organization employed approximately 293 professionals.

     In 2000, 1999 and 1998, the Company's research and development expenses before capitalization of software development costs totaled approximately $24.9 million, $19.1 million and $18.5 million, respectively. See "Other Factors Affecting Future Performance" below.

Competition
-----------

     The markets for HCISs, including the markets for the Company's information systems, are highly competitive. A significant portion of the Company's revenues is derived from securing business through lengthy, competitive procurement processes managed by sophisticated purchasers. These purchasers are typically replacing legacy clinical information systems and thoroughly investigate and compare the products offered by the Company and its competitors. The Company believes that the principal competitive factors influencing the market for its HCISs include vendor and product reputation, quality of client support, product architecture, functionality and features, ease of use, speed of implementation, product performance and price.

     The Company's principal competitors are divided into two primary categories: Hospital Information Systems ("HIS") vendors and stand-alone Clinical Information Systems ("CIS") vendors. The Company's HIS competitive vendors are: McKesson HBOC, Inc., Medical Information Technology, Inc., Siemens Medical Solutions Health Services Corporation and Cerner Corporation. The primary CIS competitors are: IDX Systems Corporation, Mediware Information Systems, Inc., Soft Computer Consultants, Inc. and Triple G Corporation. In addition, the Company competes with a large number of other information system vendors. See "Other Factors Affecting Future Performance" below.


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

     Under an FDA draft policy for the regulation of computer products, dated November 13, 1989, health information management products that have not been classified by the FDA are deemed medical devices but are exempt from active regulation by the FDA if they involve competent human intervention before any impact on human health occurs (e.g., clinical judgment and experience can be used to check and interpret a system's data output). Active regulation would include establishment registration, device listing, premarket notification or premarket approval, quality system regulation ("QSR") compliance, and adverse event reporting. The FDA includes in the category of software products that are exempt from active regulation hospital information systems and pharmacy ordering systems. The FDA has suggested that laboratory information systems may be considered Class I devices under 21 C.F.R. 862.2100, which are exempted by that regulation from premarket notification under section 510(k) of the Act but are not exempt from other device regulatory requirements, such as QSR and adverse event reporting.

     In March 1994, the FDA notified blood bank software manufacturers that blood bank software products would be subject to active device regulation, including premarket notification or premarket approval. On August 16, 1999, the Company received 510(k) clearance for the FlexiLab Blood Bank and Blood Donor System version 5.2 on both the IBM AIX and the Compaq (DEC) UNIX platforms. On November 17, 1999, the Company also received 510(k) clearance for the FlexiLab Blood Bank and Blood Donor System on the Compaq Alpha Open VMS platform. The Company has notified customers that it would not seek FDA clearance for additional platforms. Sunquest is facilitating customer specified conversion schedules to platforms that have received FDA clearance. The conversion process is not expected to have a significant effect on the Company's business. In addition, the marketing of versions of the FlexiLab Blood Bank and Blood Donor System other than version 5.2 may require FDA 510(k) premarket clearance. Compliance with the premarket notification and other device regulatory requirements could be costly and could delay or preclude the introduction of certain new products.

     Under FDA medical device reporting ("MDR") regulations, manufacturers are required to report to the FDA device-related deaths, serious injuries, and any malfunction which could result in death or serious injury if it were to recur. MDRs can result in voluntary corrective actions, such as recalls or customer notifications, or agency action, such as inspection or enforcement action. Since March 2000, the Company has reported to the FDA an MDR related to each of its FlexiLab and Blood Bank and Blood Donor products under 21 C.F.R. Part 803. All affected customer sites were notified and provided with appropriate temporary workarounds, and subsequently have been notified of the availability of the software corrections. Manufacturers are also required to report to the FDA certain field corrections or removals of marketed medical devices. Since March 2000, the Company has effected four field corrections in its FlexiLab product and two field corrections for its Blood Bank and Blood Donor product, which were reported to the FDA under 21 C.F.R Part 806. The FDA is currently processing the field correction notice information for these field corrections. All affected customer sites were notified and provided with appropriate temporary workarounds. Subsequently, all affected customer sites were notified of the availability of the software corrections with the exception of a software correction involving the Blood Bank and Blood Donor product. The coding for this software correction is currently in process.

     The HIPAA contains administrative simplification requirements with respect to the exchange of certain health care information. To date, the DHHS has released only the Transactions and Code Sets Rules and the Privacy Rules required by HIPAA as final rules. The following eight regulations are in various stages of completion: Security, Claims Attachments, Electronic Signature, Enforcement, Health Plan Identifiers, Employer Identifiers, Individual Identifiers (on hold) and Provider Identifiers. The Administrative Simplification Regulations are likely to impact customer operations involving use of the Company's products and the Company will need to ensure that its products support compliance with HIPAA requirements to the extent the regulations are applicable. The final Transactions and Code
Sets Rules would standardize the electronic exchange of health information. The final Privacy Rules would require protection of protected health information in hardcopy and electronic form, provide for patient access and modification privileges to their data and restrict the use and further disclosure of protected health information. Covered entities (health care providers, health care clearinghouses, health plans) are generally expected to be compliant with the regulations 24 months after the final rules become effective. The final
Privacy Rules are scheduled to be effective on April 14, 2001. The DHHS has opened the final Privacy Rules for a 30-day comment period ending March 30, 2001. These comments may impact the effective date, the compliance date and the content of the Privacy Rules. Transaction and Code Sets Rules were effective October 16, 2000, and compliance for most covered entities is required by October 16, 2002. The Company has determined that its financial software products, excluding financial transactions in its FlexiMed outpatient product
(which is currently a product under development), are coded to be in compliance with the new regulations. The FlexiMed outpatient financial transactions are expected to be in compliance during the first quarter of 2002. Sunquest is actively evaluating its product features using final and proposed Administrative Simplification Regulations as the standard, but has not determined at this time the total effect, if any, that these regulations may have on its business. Sunquest has and continues to evaluate these regulations as they are drafted and modified. At present, Sunquest does not believe that these pending regulations will have a material effect on its business.

     The health care industry is subject to changing political, economic and regulatory influences that may affect the procurement practices and operations of health care providers. Many lawmakers have announced that they intend to propose programs to reform the United States health care system. These programs may contain proposals to increase governmental involvement in health care, lower reimbursement rates and otherwise change the regulatory environment in which the Company's clients operate. Health care providers may react to these proposals and the uncertainty surrounding such proposals by curtailing or deferring investments, including those for the Company's HCISs. This may result in greater selectivity in the allocation of capital funds, which could have a material adverse effect on the Company's ability to sell HCISs and services. Such regulatory changes, if adopted, and the reaction of health care providers to such changes may have a material adverse effect on the Company's business and results of operations. See "Other Factors Affecting Future Performance" below.


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

     The system acquisition and subscription agreements under which the Company licenses or provides access to its software products generally prohibit the assignment or transfer of the software or use of the software by any person or entity other than the named client or its permitted affiliates or successors. The agreements provide that the Company retains ownership of the software and proprietary information and of all rights therein. Except for information, which is in the public domain, clients are required to hold the software and proprietary information in confidence and use reasonable care to preserve and safeguard such information.

     FlexiLab, FlexiRad, FlexiMed, Sunquest and Sunquest Information Systems, among other marks, are used by Sunquest in its business and have been registered in the United States Patent and Trademark Office. The trade name Sunquest and various other marks used by Sunquest in its business have also been registered by Sunquest in the United Kingdom and various other countries. e-Suite and Diagnostix.com, among other marks, are trademarks of Sunquest Information Systems, Inc. The trade name Antrim and other marks used by Antrim in its business have also been registered with the United States Patent and Trademark Office. Also, certain of the Company's intellectual property is the subject of patent protection or a pending patent application.


System Acquisition Agreements and Subscription Agreements
---------------------------------------------------------

     The Company typically furnishes its systems to its clients pursuant to system acquisition agreements and, in the case of the Company's ASP model, pursuant to subscription agreements.

     In the case of system acquisition agreements, clients are granted perpetual, non-exclusive and non-transferable licenses to use the systems, which are the subject of the agreements, including the source code for certain of the Company's proprietary software included therein. Under these agreements, the Company also resells certain items of hardware to its clients. Clients pay specified fees for the license of software proprietary to the Company and the sublicense of software proprietary to third parties. Clients also pay specified fees for hardware, installation and training in the use of the system. License fees for the Company's systems are typically based on a number of factors, including the number and type of software modules included in the system, as well as the volume of use by the client. The Company generally supports and maintains the licensed systems and provides modifications, enhancements and upgrades for monthly or annual fees under separate maintenance agreements.

     In the case of subscription agreements, clients are granted access, through a host system which is presently maintained and operated by the Company, to certain software applications which are the subject of the agreements, for the terms specified in the agreements. Clients pay specified subscription fees for access through the host system, via a Company-approved connection, to software applications proprietary to the Company. Clients also pay specified fees for set up of the application environment, the provision and license of specified interfaces and training in use of the applications prior to access.

     Subscription fees for the Company's applications are typically based on a number of factors, including the number and type of applications accessed, as well as the volume of use of the applications. The Company generally supports the clients' use of the applications for no additional fees during the terms of the agreements.

Backlog
-------

     At December 31, 2000, the Company had a total contract backlog of $121.3 million, which consisted of $49.4 million of system sales and services and $71.9 million of support and subscription fees. At December 31, 1999, total contract backlog was $124.6 million, which consisted of $55.9 million of system sales and services and $68.7 million of support. System sales and services backlog consists of the unearned amounts of signed contracts which have not yet been recognized as revenues. Support backlog consists primarily of contracted software support for a period of 12 months. Subscription fee backlog consists primarily of contracted subscription fees related to the Company's ASP products for a period of 12 months. The Company is unable to predict accurately the amount of backlog it expects to fill in any particular period, since it adjusts the timing of installations to accommodate clients' needs and since installations typically require eight to 12 months to complete.


Employees
---------

     As of December 31, 2000, the Company had 901 employees. None of the Company's employees are represented by a labor union, nor has the Company experienced any work stoppages. The Company believes that it has good relations with its employees.


Other Factors Affecting Future Performance
------------------------------------------

Forward-Looking Statements

     This report contains forward-looking statements, including statements which contain words such as "will,"
"expects," "believes," "plans," "anticipates" and words of similar impact. The following are certain factors that may cause the Company's actual results to vary materially from those which are the subject of any such forward-looking statements.

     Dependence on Single Product. To date, the Company has derived the majority of its revenues from sales of turnkey
LISs and related implementation support services in the United
States. The Company expects that it will continue to derive a significant portion of its total revenues for the foreseeable future from sales of LISs and related implementation and support services. Accordingly, market factors adversely affecting sales of LISs could have a material adverse effect on the Company's business and results of operations. Such factors include, but are not limited to, consolidation among the Company's customers, reduced investment income of the Company's customers, changes in the criteria used by such customers in making purchase decisions, and competitive pricing pressures. The Company's target market for its turnkey LISs, consisting primarily of large and mid-sized hospitals, is characterized by continuing consolidation resulting in fewer purchasing decisions at a higher dollar value, a trend that may favor larger vendors with greater numbers of hospitals currently under contract. There can be no assurance that the Company will continue to be the vendor of choice as newly consolidated customers replace legacy systems.
In addition, changes in the criteria used in making purchasing decisions such as a shift to purchasing single vendor, hospital-wide systems may have a material adverse effect on the Company's ability to attract new customers. Competitive pressures or other factors, including the Company's efforts to expand its LIS offerings to new markets, may result in significant price decreases that could have a material adverse effect on the Company's business and results of operations. There can be no assurance that the Company will be able to sustain or increase the level of revenues from sales of its LISs on an annual or quarterly basis.

     Rapid Technological Change and Dependence on New Product Development, Enhancement and Acceptance. The HCIS market is characterized by rapid technological advances, frequent new product introductions and evolving industry standards that are outside the control of the Company. The development and sale of additional or new applications or products is a principal means of competition in the HCIS market. Advances in both hardware and software technology, including the introduction of new hardware platforms, new programming languages and new software applications, will require the Company to make significant ongoing expenditures for research and development in order to adapt the Company's existing and subsequently introduced HCISs to such new technologies and to take advantage of the benefits they offer. For the foreseeable future, the Company intends to continue to devote substantial financial, managerial and personnel resources to its product development efforts. The development of new and enhanced HCISs is a complex and uncertain process requiring high levels of innovation and the accurate anticipation of technological and market trends, and from time to time the Company has experienced delays in introducing new HCISs, HCIS enhancements and integrating new HCISs. The Company intends to complete its migration of products and clients to Windows-based software and to Web-enable many of its products. An inability to accomplish these initiatives or any significant delay in these initiatives could have an adverse effect on the Company's business and results of operations. The failure of the Company to develop and introduce new HCIS products, HCIS enhancements, or its e-commerce initiatives successfully or the failure to respond effectively to technological changes, including the use of the Internet, could have a material adverse effect on the Company's business and results of operations.

     Uncertainty of the Internet. The impact on the Company of emerging areas such as the Internet, electronic commerce and on-line services is uncertain. While the rapid growth in the use of and interest in the Internet and electronic commerce is a continuing trend, the Company cannot predict with any assurance whether the acceptance and use will continue to develop or that a sufficiently broad base of customers will adopt or continue to use the Internet as a medium of commerce. Demand for and market acceptance of recently introduced services and products over the Internet are subject to a high level of uncertainty and there exist few proven services and products.

     There can be no assurance that the Company will provide product offerings that will satisfy customer demands in these new emerging areas. In addition, standards for network protocols, as well as other standards adopted by the industry for the Internet, are evolving rapidly. There can be no assurance that standards chosen by the Company will leverage its products to compete effectively for Internet business opportunities as they arise. If the Company is unable to develop services and products that attract, retain and expand its customer base, results of operations and financial condition could be materially adversely affected.

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

     In addition, problems with the Company's computer and communications hardware and network systems, including problems with third parties' systems, could cause interruptions. Those interruptions could result from software or hardware failures, inadequate Internet infrastructure capacity and other human or mechanical causes. The Company expects to experience occasional, temporary capacity constraints due to, among other things, anticipated increased Internet traffic, which could cause unanticipated system disruptions, slower response time, impaired quality and degradation of levels of customer service. If the Company experiences frequent or long-term system interruptions, it may experience a decrease in the number of customers using its products and services over the Internet.

     Significant Fluctuations in Quarterly Operating Results; Revenue Recognition Policy. The Company's quarterly revenues and results of operations have varied significantly as a result of a number of factors, including (i) the volume and timing of systems sales and installations; (ii) the timing of client acceptances; (iii) the length and complexity of the systems sales and installation cycles; (iv) seasonal buying trends as a result of clients' annual purchasing and budgeting practices; and (v) the Company's sales commission practices. The Company expects that these variations will continue for the foreseeable future. Revenues from the software portion of system sales are recognized on the percentage-of-completion method and are determined based upon actual hours incurred related to total estimated installation hours. As a result, the timing of revenue recognition varies considerably and could be impeded by a number of factors, including availability of Company personnel, the Company's need to allocate system installation resources to other installations or to research and development activities, availability of client personnel and other resources, and complexity of the clients' needs and delays imposed by clients. Since a significant percentage of the Company's expenses, particularly employee compensation, is relatively fixed, variations in the timing of system sales, installations and training costs can cause significant variations in operating results from quarter to quarter. If total revenues are below expectations in any period, the Company's inability to adjust spending to compensate fully for the lower revenues may magnify the adverse effect of such a shortfall on the Company's results of operations. Accordingly, the Company believes that period-to-period comparisons of revenue and results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance.

     Competition. The markets for HCISs, including the markets for the Company's information systems, are highly competitive, rapidly evolving and subject to rapid technology change. Most of the Company's revenues are derived from lengthy, competitive procurement processes managed by sophisticated purchasers that extensively investigate and compare HCISs offered by the Company and its competitors. The
Company believes that the principal competitive factors influencing the market for its HCISs include vendor and product reputation, quality of client support, product architecture, functionality and features, ease of use, rapidity of implementation, product performance and price.
There can be no assurance that the Company will be able to compete successfully with respect to any of such factors. In addition, many of the Company's current and potential competitors have significantly greater financial, managerial, development, technical, marketing and sales resources than the Company and may be able to devote those resources to develop and introduce new products more rapidly than the Company or with significantly greater functionality than, and superior overall performance to, those offered by the Company. These competitors may also be able to initiate and withstand significant price decreases more effectively than the Company.

     Regulation. The Company expects that the FDA is likely to become increasingly active in regulating computer software that is intended for use in health care settings. In March 1994, the FDA notified blood bank software manufacturers that blood bank software products would be subject to active device regulation, including premarket notification or premarket approval. On August 16, 1999, the Company received 510(k) clearance for the FlexiLab Blood Bank and Blood Donor System version 5.2 on both the IBM AIX and the Compaq (DEC) UNIX platforms. On November 17, 1999, the Company also received 510(k) clearance for the FlexiLab Blood Bank and Blood Donor System on the Compaq Alpha Open VMS platform. The Company has notified customers that it would not seek FDA clearance for additional platforms. Sunquest is facilitating customer specified conversion schedules to platforms that have received FDA clearance. The conversion process is not expected to have a significant effect on the Company's business. In addition, the marketing of versions of the FlexiLab Blood Bank and Blood Donor System other than version 5.2 may require FDA 510(k) premarket clearance. Compliance with the premarket notification and other device regulatory requirements could be costly and could delay or preclude the introduction of certain new products.

     The HIPAA contains administrative simplification requirements with respect to the exchange of certain health care information. To date, the DHHS has released only the Transactions and Code Sets Rules and the Privacy Rules required by HIPAA as final rules. The following eight regulations are in various stages of completion: Security, Claims Attachments, Electronic Signature, Enforcement, Health Plan Identifiers, Employer Identifiers, Individual Identifiers (on hold) and Provider Identifiers. The Administrative Simplification Regulations are likely to impact customer operations involving use of the Company's products and the Company will need to ensure that its products support compliance with HIPAA requirements to the extent the regulations are applicable. The final Transactions and Code Sets Rules would standardize the electronic exchange of health information. The final Privacy Rules would require protection of protected health information in hardcopy and electronic form, provide for patient access and modification privileges to their data and restrict the use and further disclosure of protected health information. Covered entities (health care providers, health care clearinghouses, health plans) are generally expected to be compliant with the regulations 24 months after the final rules become effective. The final Privacy Rules are scheduled to be effective on April 14, 2001. The DHHS has opened the final Privacy Rules for a 30-day comment period ending March 30, 2001. These comments may impact the effective date, the compliance date and the content of the Privacy Rules. Transaction and Code Sets Rules were effective October 16, 2000, and compliance for most covered entities is required by October 16, 2002. The Company has determined that its financial software products, excluding financial transactions in its FlexiMed outpatient product (which is currently a product under development), are coded to be in compliance with the new regulations. The FlexiMed outpatient financial transactions are expected to be in compliance during the first quarter of 2002. Sunquest is actively evaluating its product features using final and proposed Administrative Simplification Regulations as the standard, but has not determined at this time the total effect, if any, that these regulations may have on its business. Sunquest has and continues to evaluate these regulations as they are drafted and modified.

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

     Control by Current Shareholders; Payments upon Change in Control. As of the date of this Report, Dr. Sidney A. Goldblatt, Chairman of the Board and Chief Executive Officer of the Company; Bradley L. Goldblatt, Dr. Goldblatt and Nina
M. Dmetruk, the Executive Vice President, Chief Financial Officer, Secretary and Treasurer of the Company, as trustees for the benefit of Bradley L. Goldblatt; Bradley L. Goldblatt, Dr. Goldblatt and Ms. Dmetruk, as trustees for the benefit of Curtis S. Goldblatt; and Jodi Beth Gottlieb, Dr. Goldblatt and Ms. Dmetruk, as trustees for the benefit of Jodi Beth Gottlieb (such trusts being collectively referred to herein as the "Trusts") own approximately 76.5% of the outstanding Common Stock. As a result, these shareholders, if acting in concert, will be able to elect or remove the entire Board of Directors and control the outcomes of all other issues submitted to the Company's shareholders for approval. This concentration of ownership may enable Dr. Goldblatt and the Trusts to cause or prevent change in control of the Company without the approval of other shareholders. There can be no assurance that this concentration of ownership will not have a material adverse effect on the market price of the Common Stock. In the event that Dr. Goldblatt, his three children and trusts created for their benefit (including the Trusts) cease to own, directly or indirectly, fifty percent or more of the outstanding stock of the Company, Ms. Dmetruk will be entitled to elect, during the ninety days following such event, to terminate her employment with the Company and receive $1.2 million in severance pay.

     Dependence on Key Personnel; Management of Changing Business. The Company's future success depends to a significant extent upon the executive officers, the Board of Directors, and certain other managerial, technical and marketing personnel. The Company has experienced turnover at the executive level in the past, and the loss of the services of key personnel could have a material adverse effect on the Company's business and results of operations. The Company's ability to manage growth will require it to continue to attract, motivate and retain highly skilled managerial, technical, sales and marketing personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting, motivating and retaining the personnel required to maintain and improve its business and results of operations.

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

     Fluctuations of Stock Price. In recent years, the stock market in general, and the shares of software, health care and high technology companies in particular, have experienced extreme price fluctuations that are often unrelated to the operating performance of such companies. The Company has experienced fluctuations in its stock price related to these general market fluctuations and to such operating factors as quarterly fluctuations in its revenues or results of operations, general conditions in the information technology services industry and announcements of new products or services by the Company or its competitors. These fluctuations may adversely affect the future market price of the Company's Common Stock.

     Dependence on Third Party Products. The Company is authorized to sell, re-market and/or sublicense certain third-party technology used in, or in conjunction with, certain of the Company's products under, among other things, various value added reseller, marketing, or licensing agreements with various third-party vendors. Certain of these agreements terminate after the expiration of the term set forth in the relevant agreement or may be terminated by the relevant vendor if the Company breaches a material term of the agreement and fails to cure the material breach within a specified period of time. If the relevant agreement is terminated and/or not renewed at the end of the term, the Company will not be able to continue selling, re-marketing or sub-licensing the related technology. As a result, the Company may have to delay or discontinue the installation of certain of its products, which may have a material adverse effect on the Company's business and results of operations. In addition, Sunquest's competitors may obtain the right to use the technologies covered by certain of these agreements and use the related technologies to compete with the Company.

     Transactions with Affiliates. The Company has historically engaged in transactions with affiliates, including Dr. Sidney A. Goldblatt, the Trusts and certain affiliates of the Trusts. Although the Company took precautions to achieve results which the Company believes were equivalent to arm's-length transactions, there can be no assurance that actual results will be as favorable to the Company as arm's-length transactions. In May 1996, the Company adopted a policy that all future transactions between the Company and its officers, directors, principal shareholders and their affiliates shall be on terms no less favorable to the Company than could be obtained by the Company from unrelated third parties, and shall be approved by a majority of the outside independent and disinterested directors. This policy does not apply to transactions entered into before the adoption of the policy or to renewals of existing transactions on similar terms.

Executive Officers of the Registrant
------------------------------------

     Information concerning the executive officers of the Company, as of March 16, 2001, is set forth below.

     Name               Age            Position
     ----               ---            --------
Sidney A. Goldblatt      66    Chief Executive Officer and
                               Chairman of the Board
Mark J. Emkjer           45    President and Chief Operating Officer
Nina M. Dmetruk          48    Executive Vice President & Chief
                               Financial Officer, Secretary, Treasurer
                               and Director
James F. Garliepp        49    Executive Vice President-Chief Design Officer
Ivan G. Boyd             46    Senior Vice President-World Wide Sales
Keith B. Hagen           38    Senior Vice President-Product Development
                               and Chief Technology Officer
Joseph J. Stumpf         51    Senior Vice President-Balanced View Consulting
Josh E. Wisham           42    Senior Vice President-Client Services


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

     Mark J. Emkjer has been President of the Company since February 2000 and Chief Operating Officer since January 1999. From April 1996 to December 1998, Mr. Emkjer was employed by PACE Health Management Systems, Inc., a company that developed clinical decision support software for IDNs, where he served as President and Chief Executive Officer. From January 1991 to March 1996, Mr. Emkjer was employed by Hospital Cost Consultants, a provider of clinical and financial software solutions to the health care industry, where he served as President and Chief Executive Officer.

     Nina M. Dmetruk has served as Executive Vice President-Chief Financial Officer of the Company since September 1991 and a director of the Company since December 1991. She has served as Secretary of the Company since August 1996 and Treasurer of the Company since April 1998. Effective May 26, 1996, Ms. Dmetruk entered into an employment agreement with the Company under which she agreed to serve as the Executive Vice President-Chief Financial Officer of the Company on a full-time basis. During her earlier service as Executive Vice President-Chief Financial Officer, Ms. Dmetruk was not an employee of the Company and devoted approximately 60% to 80% of her time to the Company's business. Ms. Dmetruk is a CPA and a CFP and until May 1996 was the sole owner of a public accounting and consulting firm for more than five years.

     James F. Garliepp has been Executive Vice President-Chief Design Officer since March 2000. From September 1991 to March 2000, Mr. Garliepp served as Executive Vice President-Chief Technology Officer. Mr. Garliepp previously served as Senior Vice President-Technology from 1989 to September 1991 and served in various other positions from 1982 to 1989.

     Ivan G. Boyd has been Senior Vice President-World Wide Sales since June 2000. From November 1997 to June 2000, Mr. Boyd served as Senior Vice President-Sales and Marketing.
From October 1995 to September 1997, Mr. Boyd was employed by ADAC HealthCare Information Systems, Inc., a division of ADAC Labs, a health care information systems company, where he served as Executive Vice President of Sales and Marketing. From September 1994 to July 1995, Mr. Boyd was employed by First Data Corporation, a health care information systems company, where he served as Senior Vice President of Sales. From June 1980 to September 1994, Mr. Boyd was employed by Digital Equipment Corporation, a computer manufacturing company, where he served as Worldwide Healthcare Director from April 1993 to September 1994 and U.S. Channels Marketing Director from July 1991 to April 1993.

     Keith B. Hagen has been Senior Vice President-Product Development and Chief Technology Officer since February 2001. From February 2000 to February 2001, Mr. Hagen served as Vice President-Product Development and Chief Technology Officer. From 1986 until February 2000, Mr. Hagen was employed by The Compucare Company, a subsidiary of the QuadraMed Company, a health care information technology company, where he served as Senior Vice President of Products and Technology and Chief Technology Officer.

     Joseph J. Stumpf has been Senior Vice President-Balanced View Consulting since April 2000. From December 1997 to April 2000, Mr. Stumpf served as Vice President-Balanced View Consulting. Mr. Stumpf previously served as Vice President-Consulting/Sales from October 1995 through December 1997 and served in various other positions from 1989 to 1995.

     Josh E. Wisham has been Senior Vice President-Client Services since April 2000. From April 1999 to April 2000, Mr. Wisham served as Vice President-Client Services. From October 1998 to April 2000, Mr. Wisham was owner and President of Clinical Services and Solutions. From July 1996 to October 1998, Mr. Wisham was employed by PACE Health Management Systems, Inc., a company that developed clinical decision support software for IDNs, where he served as Vice President of Client Services. From April 1993 to September 1995, Mr. Wisham was employed by Clinicom, Inc., a developer of point-of-care clinical applications, where he served as Director of Client Services.

     The executive officers of the Company are elected by and serve at the discretion of the Board of Directors.


Item 2.  Properties.

     The Company's principal executive and administrative offices and its sales and marketing, customer services and product development facilities are located in two buildings containing 102,000 square feet of office space and 85,000 square feet of office space, respectively, in Tucson, Arizona.
The Company leases the buildings from Any Travel, Inc., which is owned by the Trusts. The lease for the 102,000 square foot building, which includes an adjacent two-level parking facility, currently requires monthly rental payments of $104,121 and expires in September 2001. The Company is currently in the process of negotiating a new lease agreement with Any Travel for this building. The Company occupies approximately 70,550 square feet of office space in the other building and subleases the remaining space to a number of subtenants. The lease for the second building currently requires monthly rental payments of $77,370 and expires in May 2004. Sunquest receives monthly rental payments under the subleases totaling approximately $13,345. In addition, the Company owns a facility containing approximately 43,620 square feet, in Tucson, Arizona, which was purchased in February 1997 for cash in the amount of $1.8 million. The building is being leased to third parties but will eventually be used for office expansion. Currently, Sunquest receives monthly rental payments of approximately $32,509 from this facility. The
Company also owns a two-story building, containing approximately 18,000 square feet, in Johnstown, Pennsylvania.
This two-story building is currently under contract for sale to an unrelated third party. Under the contract, the closing of the sale of the building (which is currently set to occur on or before June 30, 2001), is subject to the satisfactory completion of certain inspection and intended use contingencies.

     Antrim currently leases office space in Plano, Texas, containing approximately 47,420 square feet. The lease currently requires monthly rental payments of $67,178. In March 2001, the lease was extended to May 2006. Effective June 1, 2001, the leased space will be reduced to 34,498 square feet and the monthly rental payments will be reduced to $57,497. Antrim receives monthly rental payments under a sublease totaling approximately $6,338, which expires in June 2001.

     Sunquest India leases office space in the International
Technology Park in Bangalore, India, containing approximately
20,115 square feet. The lease currently requires monthly rental payments of $15,136 and expires in May 2003.

     The Company believes that its facilities will be adequate for its current operations for at least the next twelve months.

     Borrowings under the Company's line of credit with Bank of America National Trust and Savings Association ("Bank of America") are secured by all of the Company's assets. There were no borrowings outstanding as of December 31, 2000. The Company has also granted liens on all of its assets to a vendor to secure amounts due for the purchase of hardware and other equipment.


Item 3.  Legal Proceedings.

     The civil action initiated by Dynamic Healthcare
Technologies, Inc. ("Dynamic") against the Company and pending before the United States District Court for the Southern
District of Florida for alleged breaches by the Company of the Value Added Reseller Agreement ("VAR") between them (pursuant to which the Company is authorized to grant sublicenses of Dynamic's CoPathPlus ("CoPath") software), and the counter claims asserted by the Company against Dynamic in the civil action for tortious interference with current and prospective contractual relations, defamation and disparagement of the Company and breaches by Dynamic of the VAR, were settled in March 2001 without material impact on the Company's financial position. Under terms of the settlement, the Company and Dynamic entered into an Amended and Restated VAR agreement, pursuant to which the Company continues to be authorized to grant sublicenses of Dynamic's CoPath software and has the right to enhance and integrate the CoPath software with the Company's laboratory information systems software. The Company also prepaid certain amounts to Dynamic for the rights to obtain modifications and enhancements to the CoPath software for a specified period of time and for subsequent sublicenses.

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

     The Company is also subject to legal proceedings and claims covering a wide range of matters that arose in the ordinary course of business. Management is of the opinion that the potential liability with respect to these legal proceedings and claims will not materially affect the Company's financial position, results of operations or cash flows.


Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of shareholders during the quarter ended December 31, 2000.

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

                             Price Range
         Period            High       Low
-------------------------------------------
2000
  First quarter          $14.8750  $ 9.0625
  Second quarter         $13.1250  $ 6.8750
  Third quarter          $15.2500  $ 9.5000
  Fourth quarter         $13.8125  $ 6.8750

                             Price Range
         Period            High       Low
-------------------------------------------
1999
  First quarter          $15.0000  $ 9.3750
  Second quarter         $16.5000  $10.7500
  Third quarter          $17.7500  $12.2500
  Fourth quarter         $16.0000  $10.6875

     Except for S corporation distributions, the last of which was in 1997, no dividends have been declared or paid on the Company's Common Stock. The Company anticipates that it will retain future earnings, if any, to fund the development and growth of its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The Company's line of credit prohibits the payment of capital distributions or dividends. At March 16, 2001, there were 31 holders of record of the Common Stock, and the Company believes that on that date there were in excess of 1,200 beneficial owners of the Common Stock.


Item 6.  Selected Financial Data.

     The information required by this item is included in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2000 (the "Annual Report") and such information is incorporated herein by reference.


Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

     The information required by this item is included in the Annual Report and such information is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

      The Company is exposed to market risk from changes in interest rates. The Company's primary interest rate risk relates to its short-term investments in Tax-exempt Municipals and Short-term Demand Notes all of which are classified as available-for-sale. At December 31, 2000, the Company had total short-term investments of $61.9 million. Assuming a 10% increase in interest rates on the Company's short-term investments (i.e., an increase from the December 31, 2000 weighted-average interest rate of 5.01% to a weighted-average interest rate of 5.51%), the fair value of these investments would decrease by approximately $451,000.


Item 8.  Financial Statements and Supplementary Data.

     The financial statements, together with the report thereon of Ernst & Young LLP dated February 2, 2001, and supplementary data required by this item are included in the Annual Report and such financial statements and supplementary data are incorporated herein by reference.


Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.

     None


                           Part III

Item 10. Directors and Executive Officers of the Registrant.

      The information set forth under the caption "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K and the information set forth under the caption "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference.


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


                            Part IV

Item 14. Exhibits, Financial Statement Schedules, and
         Reports on Form 8-K.

(a) The following documents are filed as a part of this Report:

     (1) Financial Statements (Incorporated by reference in Item 8)
         ----------------------------------------------------------

        Report of Independent Auditors dated February 2, 2001

        Consolidated Balance Sheets as of December 31, 2000 and 1999

        Consolidated Statements of Income and Comprehensive
        Income for the years ended December 31, 2000, 1999 and 1998

        Consolidated Statements of Shareholders' Equity for the years ended December 31, 2000, 1999 and 1998

        Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

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

     (2) Exhibits
         --------

     3A Amended and Restated Articles of Incorporation of the registrant. (1)

     3B    Amended and Restated Bylaws of the registrant. (1)

     10.3 Sunquest Information Systems, Inc. and Affiliates 401(k) Profit Sharing Plan (as Amended and Restated Generally
           Effective January 1, 1997). (2) (4)

     10.4  Qualified Plan Trust Agreement dated September 2, 1999 between the registrant and T. Rowe Price Trust Company. (2) (4)

     10B Lease Agreement dated as of September 17, 1991 between the registrant, as lessee, and Any Travel, Inc., as lessor, with respect to the premises located at 4801 East Broadway Boulevard, Tucson, Arizona. (1)

     10E Triple Net Lease Agreement dated as of May 2, 1994 between the registrant, as lessee, and Any Travel, Inc., as lessor, with respect to the premises located at 1121-1161 North El Dorado Place in Tucson, Arizona. (1)

     10I.3 Stock Incentive Plan of 1996, as amended March 12, 1998. (2) (6)

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

     10P   Employment Agreement effective May 26, 1996 between
           Nina M. Dmetruk and the registrant. (1) (2)

     10Q Lease dated June 1, 1996 between Antrim Corporation, as lessee, and Massachusetts Mutual Life Insurance
           Company, as lessor, with respect to office space in Plano, Texas. (7)

     10S Form of Underwriting Agreement dated May 30, 1996, filed as Exhibit 1A to Registration Statement No. 333-2790 and incorporated herein by reference.

     10T Business Loan Agreement dated as of December 30, 1997, among the registrant, Sunquest Europa Limited, Antrim Corporation, Sunquest Pharmacy Information Systems, Inc., Sunquest Germany GmbH and Bank of America National Trust and Savings
           Association. (6)

     10.2  Third Amendment to Business Loan Agreement dated
           December 30, 1997, among the registrant, Sunquest Europa Limited, Antrim Corporation, Sunquest Pharmacy Information Systems, Inc., Sunquest Germany GmbH, Sunquest India Ltd. and Bank of America N.A., filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2000.

     10U Stock Purchase Agreement with The Compucare Company, dated as of November 26, 1996, filed as Exhibit 2A to Form 8-K dated December 11, 1996 and incorporated herein by reference.

     10.1  Employment Agreement effective December 14, 1998
           between Mark J. Emkjer and the registrant. (2) (5)

     10.5 First Amendment to Office Lease dated March 2, 2001 between Antrim Corporation, as lessee, and Cornerstone Suburban Office, L.P., successor to Massachusetts Mutual Life Insurance Company, as lessor, with respect to office space in Plano, Texas. (3)

     13.1  Financial Information Section of Annual Report to
           Shareholders for 2000. (3)

     21.1  Subsidiaries of the registrant. (3)

     23.1  Consent of Independent Auditors, dated March 26, 2001. (3)

     27.1  Financial Data Schedule for the year ended December 31, 2000. (3)

     ___________________
     (1) Filed, under the same number, as an exhibit to Registration Statement No. 333-2790 and incorporated herein by reference.

     (2)  Management contract or compensatory plan or arrangement.

     (3)  Filed herewith.

     (4) Filed, under the same number, as an exhibit to the Form 10-K for the year ended December 31, 1999.

     (5) Filed, under the same number, as an exhibit to the Form 10-K for the year ended December 31, 1998.

     (6) Filed, under the same number, as an exhibit to the Form 10-K for the year ended December 31, 1997.

     (7) Filed, under the same number, as an exhibit to the Form 10-K for the year ended December 31, 1996.


(b) Reports on Form 8-K

        No reports on Form 8-K were filed by the registrant during the quarter ended December 31, 2000.

                          SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Johnstown, Commonwealth of Pennsylvania, on March 28, 2001.

                    SUNQUEST INFORMATION SYSTEMS, INC.
                              (Registrant)

                    By:  /s/ Sidney A. Goldblatt
                         -----------------------
                         Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

     Signature                     Title                         Date
     ---------                     -----                         ----
/s/ Sidney A. Goldblatt     Chairman of the Board and        March 28, 2001
_______________________     Chief Executive Officer
 Sidney A. Goldblatt        (Principal Executive Officer)
                            and Director

/s/ Nina M. Dmetruk         Executive Vice President &       March 28, 2001
___________________         Chief Financial Officer
 Nina M. Dmetruk            (Principal Financial and
                            Accounting Officer) and
                            Director

/s/ Larry R. Ferguson       Director                         March 28, 2001
_____________________
 Larry R. Ferguson

/s/ Curtis S. Goldblatt     Director                         March 28, 2001
_______________________
 Curtis S. Goldblatt

/s/ Stanley J. Lehman       Director                         March 28, 2001
_____________________
 Stanley J. Lehman

/s/ Charles A. Schliebs     Director                         March 28, 2001
_______________________
 Charles A. Schliebs

              Sunquest Information Systems, Inc.

       Form 10-K For Fiscal Year Ended December 31, 2000
                  Commission File No. 0-28212
                  ---------------------------

                         Exhibit Index
                         -------------

Exhibit No.    Description
-----------    -----------
3A             Amended and Restated Articles of Incorporation of
               the registrant. *

3B             Amended and Restated Bylaws of the registrant. *

10.3 Sunquest Information Systems, Inc. and Affiliates 401(k) Profit Sharing Plan (as Amended and Restated Generally Effective January 1, 1997). *

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

10S            Form of Underwriting Agreement dated May 30, 1996. *

10T Business Loan Agreement dated as of December 30, 1997, among the registrant, Sunquest Europa Limited, Antrim Corporation, Sunquest Pharmacy Information Systems, Inc., Sunquest Germany GmbH and Bank of America National Trust and Savings Association. *

10.2           Third Amendment to Business Loan Agreement dated
               December 30, 1997, among the registrant, Sunquest
               Europa Limited, Antrim Corporation, Sunquest
               Pharmacy Information Systems, Inc., Sunquest Germany GmbH, Sunquest India Ltd. and Bank of America N.A. *

10U Stock Purchase Agreement with The Compucare Company, dated as of November 26, 1996. *

10.1 Employment Agreement effective December 14, 1998 between Mark J. Emkjer and the registrant. *

10.5 First Amendment to Office Lease dated March 2, 2001 between Antrim Corporation, as lessee, and Cornerstone Suburban Office, L.P., successor to Massachusetts Mutual Life Insurance Company, as lessor, with respect to office space in Plano, Texas.

13.1           Financial Information Section of Annual Report to
               Shareholders for 2000.

21.1           Subsidiaries of the registrant.

23.1           Consent of Independent Auditors, dated March 26, 2001.

27.1           Financial Data Schedule for the year ended December 31, 2000.

___________________
* Incorporated by reference.