Form 10-Q
period 2001-03-31
SUNQUEST INFORMATION SYSTEMS INC
filed 2001-05-11
CIK 1011340

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
MARCH 31, 2001
                               OR

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


On May 7, 2001, there were 15,578,169 shares of Common Stock outstanding.

               Sunquest Information Systems, Inc.
                            Form 10-Q
          For the Quarterly Period Ended March 31, 2001

                        Table of Contents

                                                              Page
                                                              ----
Part I.    Financial Information

  Item 1.  Financial Statements

           (a.)  Condensed consolidated balance sheets  as      3
           of  March 31, 2001 (unaudited) and December 31,
           2000

           (b.)  Unaudited condensed consolidated               4
           statements of income and comprehensive income for each of the three-month periods ended March
           31, 2001 and March 31, 2000

           (c.)  Unaudited condensed consolidated               5
           statements of cash flows for each of the three-month periods ended March 31, 2001 and March
           31, 2000

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

Part I. Financial Information
Item 1. Financial Statements

               Sunquest Information Systems, Inc.
              Condensed Consolidated Balance Sheets
                         (In thousands)

                                                   March 31,    December 31,
                                                     2001           2000
                                                  -----------   ------------
                                                  (unaudited)
    ASSETS

    Cash and cash equivalents                        $  7,071      $  8,523
    Short-term investments                             60,752        61,908
    Trade receivables, net                             37,267        35,385
    Other current assets                                4,048         3,263
    Deferred tax assets                                 1,547         1,547
                                                     --------      --------
      Total current assets                            110,685       110,626

    Property and equipment, net                        12,214        12,207
    Capital leases from related party, net              1,522         1,720
    Software development costs, net                    11,123        10,053
    Deferred tax assets                                 1,973         1,973
    Other assets, net                                     282           336
                                                     --------      --------
      Total assets                                   $137,799      $136,915
                                                     ========      ========

    LIABILITIES AND SHAREHOLDERS' EQUITY

    Accounts payable                                 $  5,392      $  6,909
    Accrued compensation and related taxes              4,566         4,990
    Accrued expenses                                    4,009         4,045
    Obligations under capital leases from
      related party                                     1,341         1,280
    Deferred revenue                                   16,524        15,439
                                                     --------      --------
      Total current liabilities                        31,832        32,663

    Obligations under capital leases from
      related party                                     1,460         1,819
    Deferred income taxes                               3,922         3,922

    Shareholders' equity:
      Common stock                                     52,768        52,653
      Retained earnings                                49,141        46,863
      Accumulated other comprehensive loss             (1,324)       (1,005)
                                                     --------      --------
        Total shareholders' equity                    100,585        98,511
                                                     --------      --------
        Total liabilities and shareholders' equity   $137,799      $136,915
                                                     ========      ========

See accompanying notes.

               Sunquest Information Systems, Inc.
  Condensed Consolidated Statements of Income and Comprehensive Income
            (In thousands, except per share amounts)
                           (Unaudited)


                                                    Three Months Ended
                                                         March 31,
                                                  ----------------------
                                                     2001        2000
                                                  ----------  ----------
        Revenues:
          System sales                               $12,441     $ 9,920
          Support and service                         19,360      18,751
                                                     -------     -------
        Total revenues                                31,801      28,671
                                                     -------     -------
        Operating expenses:
          Cost of system sales                         6,398       5,038
          Client services                              7,677       8,259
          Research and development                     6,209       4,144
          Sales and marketing                          3,885       4,063
          General and administrative                   4,676       3,562
                                                     -------     -------
        Total operating expenses                      28,845      25,066
                                                     -------     -------

        Operating income                               2,956       3,605
        Other income (expense):
          Interest income                                875         580
          Interest expense                              (246)       (278)
          Other                                          (10)        308
                                                     -------     -------
        Income before income taxes                     3,575       4,215
        Income tax provision                           1,297       1,590
                                                     -------     -------
        Net income                                     2,278       2,625
        Other comprehensive loss, net of tax:
          Foreign currency translation adjustment       (319)       (128)
                                                     -------     -------
        Comprehensive income                         $ 1,959     $ 2,497
                                                     =======     =======

        Net income per share:
          Basic                                         $.15        $.17
                                                        ====        ====
          Diluted                                       $.15        $.17
                                                        ====        ====

        Weighted-average shares outstanding:
          Basic                                       15,567      15,547
                                                      ======      ======
          Diluted                                     15,699      15,637
                                                      ======      ======


See accompanying notes.

               Sunquest Information Systems, Inc.
         Condensed Consolidated Statements of Cash Flows
                         (In thousands)
                           (Unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                     ----------------------
                                                        2001        2000
                                                     ----------  ----------
Cash flows from operating activities:
  Net income                                           $  2,278    $  2,625
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation and amortization                         2,154       1,959
    Bad debt expense                                        200         101
    Deferred revenue                                      1,085       2,187
    Tax benefit related to exercise of
      nonqualified stock options                              6           -

  Changes in operating assets and liabilities:
    Receivables                                          (2,082)      3,269
    Inventory                                               506          90
    Prepaid expenses and other                           (1,297)       (262)
    Other assets                                             35         (14)
    Accounts payable                                     (1,517)      1,767
    Accrued compensation and related taxes                 (424)       (990)
    Other accrued expenses                                  (36)     (1,414)
                                                       --------    --------
      Net cash provided by operating activities             908       9,318
                                                       --------    --------

Cash flows from investing activities:
  Purchase of property and equipment                     (1,077)     (1,210)
  Costs related to acquisitions                               -          (3)
  Capitalized software development costs                 (1,931)       (911)
  Purchase of investments                               (26,244)     (9,687)
  Proceeds from sale of investments                      27,400       2,200
                                                       --------    --------
      Net cash used in investing activities              (1,852)     (9,611)
                                                       --------    --------

Cash flows from financing activities:
  Principal payments on capitalized leases
    from related party                                     (298)       (248)
  Net proceeds from issuance of stock                       109          33
                                                       --------    --------
      Net cash used in financing activities                (189)       (215)
                                                       --------    --------

Foreign currency translation adjustment                    (319)       (128)
                                                       --------    --------
Net decrease in cash and cash equivalents                (1,452)       (636)
Cash and cash equivalents at beginning of period          8,523       9,660
                                                       --------    --------
Cash and cash equivalents at end of period             $  7,071    $  9,024
                                                       ========    ========

See accompanying notes.

Notes to Unaudited Condensed Consolidated Financial Statements


Note 1 - Interim Statement Presentation

The unaudited condensed consolidated financial statements of Sunquest Information Systems, Inc. (the "Company") have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission") and in accordance with generally accepted accounting principles for the preparation of interim financial statements. Accordingly, certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed.
These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto incorporated by reference into the Company's 2000 Annual Report on Form 10-K filed with the Commission. The 2000 balance sheet amounts were derived from audited statements.

The consolidated financial statements for the period ended March 31, 2001 include the accounts of the Company, Sunquest Europa Limited, Sunquest Germany GmbH, Antrim Corporation, Sunquest Pharmacy Information Systems, Inc., e-Suite, Inc. ("e-Suite"), Sunquest Information Systems (India) Private Limited ("Sunquest India") and Diagnostix.com, Inc. ("Diagnostix.com"). Sunquest India and e-Suite are wholly owned subsidiaries that were formed during the first quarter of 2000. Diagnostix.com, a wholly owned subsidiary, was formed during the third quarter of 2000. All transactions between the Company and its consolidated subsidiaries have been eliminated in preparing the consolidated financial statements.

In the opinion of management, all necessary adjustments, consisting of normal and recurring adjustments, have been made to provide a fair presentation to the unaudited financial information. The operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for any other interim period or for the full year ending December 31, 2001.


Note 2 - Employee Stock Purchase Plan

In the three months ended March 31, 2001, the Company issued
7,453 shares of its Common Stock for approximately $58,000 pursuant to the Employee Stock Purchase Plan.


Note 3 - Taxes

The effective income tax rates are based upon the relationship of annual forecasted income and income taxes. To the extent that these rates differ from the federal statutory rates, the cause is primarily related to state income taxes and tax credits.

Note 4 - Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

                                           Three Months Ended
                                                March 31,
                                         ----------------------
                                            2001        2000
                                         ----------  ----------
Numerator for basic and diluted net
  income per share:
  Net income                             $2,278,000  $2,625,000
                                         ==========  ==========

Denominator:
  Denominator for basic net income per
    share - weighted-average shares      15,566,776  15,547,499
  Effect of stock options                   131,939      89,701
                                         ----------  ----------
  Denominator for diluted net income
    per share - adjusted weighted-
    average shares                       15,698,715  15,637,200
                                         ==========  ==========

Basic net income per share                     $.15        $.17
                                               ====        ====
Diluted net income per share                   $.15        $.17
                                               ====        ====


Note 5 - Investments

At March 31, 2001, all of the Company's investments in debt securities have been classified as available-for-sale securities. Available-for-sale securities are carried at fair value with net unrealized gains and losses on such securities, net of tax, reported as a component of shareholders' equity and other comprehensive income. At March 31, 2001, the amortized cost of the Company's investment in debt securities approximated the fair value and as such, there was no adjustment to shareholders' equity.


Note 6 - Segment Information

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), redefined how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. In addition, SFAS No. 131 establishes standards for related disclosures about major customers, products and services and geographic areas. Operating segments are defined as a component of a business enterprise that discrete financial information is available for review by the chief operating decision maker, or decision-making group, in making decisions about resources to be allocated and to assess performance.

Currently, the Company manages its operations through two business segments: Core Business and e-Commerce.

     Core Business: This reportable segment consists of the Company's healthcare information systems that include software licenses, related hardware, relicensed software, resold software and value-added services. The principal markets for this segment include large and mid-sized hospitals, clinics and other facilities, including integrated delivery networks ("IDNs").

     e-Commerce: This reportable segment consists of the Company's Internet-based product offerings and web-based development. Currently, the Company offers three products, e-Reference Lab, e-Financial and e-CEM ("Clinical Event Manager"), which are Internet-based application service provider ("ASP") products hosted and maintained at the Company's offices and accessed by customers over the Internet for a monthly fee. By hosting and maintaining applications at a central site and providing user access over the Internet, these products eliminate the customer's need for capital investment in information systems and internal staff, while providing access to state-of-the-art clinical systems. In addition, e-Hospital Lab is in Beta testing and development has begun on the Web enabling of some of the Core Business segment's products. The principal markets for e-Reference Lab and e-Hospital Lab are the smaller hospital and commercial laboratories. e-Financial and e-CEM are suitable for institutions of any size. In August 2000, the Company announced the formation of Diagnostix.com. Diagnostix.com is a business-to-business ("B2B") portal currently in development with two Beta sites. Diagnostix.com plans phased development of Web-based products designed to streamline communication between the many constituents of health care - IDNs, laboratories, pharmacies, physicians and patients. Products offered by Diagnostix.com are currently in the development and testing phase, and no revenues are anticipated until the second half of 2001. The Company's strategic initiatives include the development of future releases of ASP product offerings as well as introducing additional Internet ventures and products, which will target expanded markets.

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

Summarized financial information concerning the Company's operating segments is shown below:


                                 Three Months Ended March 31, 2001
                            --------------------------------------------
                              Core Business      e-Commerce      Total
                            -----------------  --------------  ---------
                              (in thousands, except per share amounts)
Revenues                             $ 31,739         $    62   $ 31,801
Operating income (loss)                 6,539          (3,583)     2,956
Net income (loss)                       4,561          (2,283)     2,278
Net income (loss)
  per diluted share <F1>                  .29            (.14)       .15
Total assets                          126,012          11,787    137,799

                                 Three Months Ended March 31, 2000
                            --------------------------------------------
                              Core Business      e-Commerce      Total
                            -----------------  --------------  ---------
                              (in thousands, except per share amounts)

Revenues                             $ 28,671         $     -   $ 28,671
Operating income (loss)                 4,329            (724)     3,605
Net income (loss)                       3,076            (451)     2,625
Net income (loss)
  per diluted share <F1>                  .20            (.03)       .17
Total assets                          117,907           3,185    121,092


[FN]
<F1> Diluted net income (loss) per share is determined for each operating segment assuming diluted shares outstanding for the Company are attributable to each segment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Forward-Looking Statements
--------------------------

     This report, and other reports and communications to shareholders, contains forward-looking statements, including statements which contain words such as "will," "expects," "believes," "plans," "anticipates" and words of similar impact. Certain other factors affecting future performance, including but not limited to dependence on laboratory information system products, competition in the marketplace, purchase and installation decisions of customers, pricing decisions of competitors, changes in regulatory requirements, product status and development risks, uncertainties concerning the commercial use of the Internet and dependence on third party products, could cause actual results to differ materially from such forward-looking statements. These and other factors affecting future performance are detailed in Sunquest Information Systems, Inc.'s (the "Company's") 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission.


General
-------

     The results of operations for the three months ended March
31, 2001 are not necessarily indicative of the results that may be expected for any other interim period or for the full year ending December 31, 2001.

Core Business Segment

     In its Core Business segment, the Company designs, develops, markets, installs and supports healthcare information systems for large and mid-sized hospitals, clinics and other facilities, including IDNs. The clinical applications and information systems offered by its Core Business segment include laboratory, radiology, pharmacy, clinical data management and clinical financial reporting. Revenues from the Company's Core Business segment are derived from the licensing of software, the provision of value-added services and the sale of related hardware.

     Net income for the Company's Core Business segment was $4.6 million and $3.1 million for the three months ended March 31, 2001 and 2000, respectively. Diluted net income per share was $.29 and $.20 for the three months ended March 31, 2001 and 2000, respectively.

e-Commerce Segment

     The Company's e-Commerce segment currently provides Internet-
based ASP products.   e-Reference Lab and e-Hospital Lab are
targeted at commercial laboratories and hospitals with less than 200 beds. e-Financial and e-CEM are suitable for institutions of any size. During 2000, through e-Suite, Inc., a wholly owned subsidiary, the Company expanded the distribution of products via this Internet-delivered ASP model. At March 31, 2001, the
Company had three

ASP products, e-Reference Lab, e-Financial and e-CEM, in general release and live at six sites. A fourth ASP product, e-Hospital Lab, is in Beta testing. The Company is also web-enabling some of its Core Business products.

     In August 2000, the Company announced the formation of a new business, Diagnostix.com, a wholly owned subsidiary. Diagnostix.com is a business-to-business (B2B) portal currently in development with two Beta clients. Diagnostix.com plans phased development of Web-based products designed to streamline communication between the many constituents of healthcare - IDNs, laboratories, pharmacies, physicians and patients. Products offered by Diagnostix.com are currently in the development and testing phase, and no revenues are anticipated until the second half of 2001.

     Net loss for the Company's e-Commerce segment was $2.3 million and $451,000 for the three months ended March 31, 2001 and 2000, respectively. The diluted net loss per share was $.14 and $.03 for the three months ended March 31, 2001 and 2000, respectively.

     Revenues from the ASP products currently included in the e-Commerce segment are derived from monthly subscription fees and related installation services. Expenses included in the e-Commerce segment relate to the design, development, marketing, installation and support of both the existing ASP products and the products under development, which include the Web enabling of some of the Core Business segment's products, as well as the development of Diagnostix.com's Web-based products.


Results of Operations
---------------------

Comparison of Three Months Ended March 31, 2001 and March 31, 2000

     Revenues. The Company's total revenues were $31.8 million for the three months ended March 31, 2001 compared to $28.7 million for the three months ended March 31, 2000, an increase of $3.1 million, or 10.9%. Revenues from system sales were $12.4 million for the three months ended March 31, 2001 compared to $9.9 million for the three months ended March 31, 2000, an increase of $2.5 million, or 25.4%. This increase was primarily attributable to an increase in installations of software and hardware system deliveries. Revenues from support and service were $19.4 million for the three months ended March 31, 2001 compared to $18.8 million for the three months ended March 31, 2000, an increase of $609,000, or 3.2%. This increase was primarily attributable to an 11.7% growth in support services to the Company's installed customer base partially offset by decreased consulting and other fee-for-service activities.

     At March 31, 2001, the Company had a total contract backlog of $123.2 million, which consisted of $49.3 million of system sales and services, and $73.9 million of support and subscription fees. The Company's total contract backlog at December 31, 2000 was $121.3 million, which consisted of $49.4 million of system sales and services, and $71.9 million of support and subscription fees. At March 31, 2000, total contract backlog was $121.2 million, which consisted of $53.2 million of system sales and services, and $68.0 million of support and subscription fees.

     Cost of System Sales. Cost of system sales was $6.4 million for the three months ended March 31, 2001 compared to $5.0 million for the three months ended March 31, 2000, an increase of $1.4 million, or 27.0%. As a percentage of total revenues, cost of system sales was 20.1% in 2001 compared to 17.6% in 2000. The dollar increase was primarily attributable to increases in hardware and operating system deliveries and increased support and maintenance costs. This increase in support and maintenance costs is primarily attributable to resold hardware maintenance agreements for additional sites. Amortization of previously capitalized software development costs was $861,000 for the three months ended March 31, 2001 compared to $896,000 for the three months ended March 31, 2000, a decrease of $35,000, or 3.9%. The decrease in amortization was primarily attributable to decreased amortization of the Company's reference laboratory systems. The decrease was partially offset by increased amortization of the Company's clinical laboratory systems.

     Client Services. Client services expenses were $7.7 million for the three months ended March 31, 2001 compared to $8.3 million for the three months ended March 31, 2000, a decrease of $582,000, or 7.0%. As a percentage of total revenues, client services expenses were 24.2% in 2001 compared to 28.8% in 2000. The dollar decrease was primarily attributable to the redeployment of resources to research and development related duties in support of the Company's development of its e-Commerce products.

     Research and Development. Research and development expenses were $6.2 million for the three months ended March 31, 2001 compared to $4.1 million for the three months ended March 31, 2000, an increase of $2.1 million, or 49.8%. As a percentage of total revenues, research and development expenses were 19.5% in 2001 compared to 14.4% in 2000. The dollar increase in research and development expenses was primarily attributable to increased efforts related to the development, enhancement and documentation of the Company's e-Commerce and pharmacy systems. The Company capitalized $781,000 of its software development costs for the three months ended March 31, 2001 compared to $911,000 for the three months ended March 31, 2000, a decrease of $130,000, or 14.3%. The decrease in capitalized software development costs was primarily attributable to decreased capitalization of the Company's clinical and reference laboratory systems. The decreases were partially offset by increased capitalization of the Company's e-Commerce and pharmacy systems.

     Sales and Marketing. Sales and marketing expenses were $3.9 million for the three months ended March 31, 2001 compared to $4.1 million for the three months ended March 31, 2000, a decrease of $178,000, or 4.4%. As a percentage of total revenues, sales and marketing expenses were 12.2% in 2001 compared to 14.2% in 2000. The dollar decrease was primarily attributable to a decrease in sales efforts related to turnkey financial and reference laboratory products. The decrease was partially offset by increased commissions resulting from a 26.6% growth in sales bookings during the first quarter of 2001 compared to the corresponding period in 2000 and an increase in the sales staff for the Company's e-Commerce products.

     General and Administrative. General and administrative expenses were $4.7 million for the three months ended March 31, 2000 compared to $3.6 million for the three months ended March 31, 2000, an increase of $1.1 million, or 31.3%. As a percentage of total revenues, general and administrative expenses were 14.7% in 2001 compared to 12.4% in 2000. The dollar increase was primarily attributable to increases in legal fees, depreciation expense, variable compensation relating to employee incentives and the Company's e-Commerce initiatives.


Liquidity and Capital Resources
-------------------------------

     At March 31, 2001, the Company had cash and short-term investments of $67.8 million, which consisted of cash of $7.1 million and short-term investments of $60.8 million. This compares to cash and short-term investments of $70.4 million at December 31, 2000 and cash and short-term investments of $53.7 million at March 31, 2000, a decrease of $2.6 million and an increase of $14.1 million, respectively. Cash provided by operating activities was $908,000 for the three months ended March 31, 2001 compared to $9.3 million for the three months ended March 31, 2000.

     As of March 31, 2001, the Company had net trade receivables of $37.3 million which consisted of $23.8 million in net billed trade receivables and $13.5 million in unbilled trade receivables. At December 31, 2000, the Company had net trade receivables of $35.4 million which consisted of $21.9 million in net billed trade receivables and $13.5 million in unbilled trade receivables. The unbilled receivables represent revenue that has been recognized in accordance with the percentage-of-completion accounting method, but which has not yet been billed to customers under contractual milestone billings. Generally, the unbilled amounts will be billed and collected within the following twelve months. The Company maintains an allowance for doubtful accounts that it believes is adequate to cover potential credit losses. The average collection period, a rolling twelve-month average, on net billed trade receivables was 67 days at March 31, 2000 compared to 73 days at December 31, 2000 and 80 days at March 31, 2000. Days sales outstanding (DSO) was 105 at March 31, 2001 compared to 99 at December 31, 2000 and 125 at March 31, 2000.

     Cash used in investing activities was $1.9 million for the three months ended March 31, 2001. Purchases of investments totaled $26.2 million and proceeds from the sale of investments totaled $27.4 million. Purchases of property and equipment totaled $1.1 million and consisted primarily of purchases of computer software, computers and computer-related equipment and
leasehold improvements.   Capitalized software development costs
totaled $1.9 million. Of this amount, $1.1 million was related to purchases of software from third party vendors.

     Cash used in financing activities was $189,000 for the three months ended March 31, 2001. Of this amount, $298,000 was used for principal payments on capital leases. This amount was partially offset by the issuance of 7,453 shares of Common Stock for approximately $58,000 under the Employee Stock Purchase Plan and the issuance of 5,966 shares of Common Stock for approximately $51,000 under the Stock Incentive Plan of 1996, as amended.

     At March 31, 2001, working capital was $78.9 million compared to $78.0 million at December 31, 2000.

     The Company has a revolving line of credit with a bank allowing the Company to borrow up to $10.0 million. Any borrowings under the line of credit will bear interest at the bank reference rate unless the Company elects a fixed rate or certain variable rates contemplated by the agreement. All outstanding principal and interest under the line of credit is due August 28, 2001 except for any amounts outstanding under stand-by letters of credit which have a maximum maturity of 365 days. Borrowings under the line of credit are secured by all of the Company's assets. Approximately $570,000 of the line of credit is used to secure letters of credit and is not available for immediate expenditure. There were no borrowings outstanding as of March 31, 2001.

     The Company has no significant purchase commitments at this time. However, the Company continues to be actively involved in identifying and evaluating potential acquisitions, which may result in the future expenditure of funds.

     Management believes that existing cash, short-term investments, cash available under its revolving line of credit and funds generated from operations will be sufficient to meet operating requirements for at least the next twelve months.

     To date, inflation has not had a material impact on the Company's revenues or income, and the Company does not expect inflation to have a material impact in the foreseeable future.


New Accounting Standards
------------------------

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and for Hedging Activities" ("SFAS No. 133"). SFAS No. 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The Company adopted SFAS No. 133 during the first quarter of 2001. The adoption of SFAS No. 133 did not have any impact on the Company's financial statements.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to market risk from changes in interest rates. The Company's primary interest rate risk relates to its short-term investments in Tax-exempt Municipal Bonds and Short-term Demand Notes, all of which are classified as available-for-sale. At March 31, 2001, the Company had total short-term investments of $60.8 million. Assuming a 10% increase in interest rates on the Company's short-term investments (i.e., an increase from the March 31, 2001 weighted-average interest rate of 3.599% to a weighted-average interest rate of 3.959%), the fair value of these investments would decrease by approximately $331,000.

Part II. Other Information

Item 1.     Legal Proceedings

     On May 31, 2000, the Company instituted a civil action against Park City Solutions, Inc. ("Park City") and R. Scott Holbrook ("Mr. Holbrook") in the United States District Court for the Western District of Pennsylvania. The complaint alleges that Mr. Holbrook (a former senior executive of the Company) and Park City and/or its subsidiaries have infringed on the Company's intellectual property, misappropriated the Company's trade secrets, wrongfully solicited the Company's employees, induced and attempted to induce the Company's customers to violate their software licensing agreements, engaged in unfair competition, and improperly used the Company's proprietary information to target and solicit the Company's customers. Among other things, the complaint seeks damages for the full extent of defendants' wrongdoing. In addition, on May 31, 2000, the Company filed a motion for preliminary injunction seeking to enjoin, among other things, Park City from using its current corporate logo, which the Company believes infringes on one of the Company's marks. On August 9, 2000, the Court granted the Company's motion for preliminary injunction and enjoined Park City from making any use of its corporate logo during the pendency of the litigation or until further order of the Court.

     On June 21, 2000, Mr. Holbrook filed a motion to dismiss the civil action as to Mr. Holbrook based on lack of personal jurisdiction. Mr. Holbrook's motion to dismiss was granted on April 6, 2001.

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


Item 3.     Defaults Upon Senior Securities
            None.

Item 4.     Submission of Matters to a Vote of Security Holders
            None.


Item 5.     Other Information
            None.


Item 6.     Exhibits and Reports on Form 8-K

            (a.) Exhibits

               10.1 - First Amendment to Lease Agreement dated
                      April 9, 2001 between the registrant, as lessee, and Any Travel, Inc., as lessor, with respect to the premises located at 4801 East Broadway Boulevard, Tucson, Arizona, filed herewith.

               10.2 - Fourth Amendment to Business Loan Agreement
                      dated December 30, 1997, among the
                      registrant, Sunquest Europa Limited, Antrim
                      Corporation, Sunquest Pharmacy Information
                      Systems, Inc., Sunquest Information Systems
                      (India) Private Limited, e-Suite, Inc,
                      Diagnostix.com, Inc. and Bank of America
                      N.A., filed herewith.

            (b.) Reports on Form 8-K

               No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2001.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              SUNQUEST INFORMATION SYSTEMS, INC.
                                         (Registrant)



Date:  May 11, 2001           By:  /s/ Nina M. Dmetruk
                                   ____________________________________________
                                   Nina M. Dmetruk
                                   Executive Vice President and Chief Financial
                                   Officer
                                   (Authorized Officer of the Registrant and
                                   Principal Financial and Accounting Officer)